Form 10-Q
period 1998-06-30
BIOETHICS LTD
filed 1998-08-14
CIK 894560

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                     ______________________

     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

          For the Quarterly Period Ended June 30, 1998

               Commission File Number 33-55254-41

                         BIOETHICS, LTD.
     (Exact name of registrant as specified in its charter)


            Nevada                          87-0485312
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)                 No.)


        8092 South Juniper Court, South Weber, Utah 84405
            (Address of principal executive offices)
                           (Zip Code)

                         (801) 476-8110
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    [X]  Yes        [  ]  No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                 Outstanding as of August 11,
                                               1998
           _______                 ____________________________
         Common Stock                       11,000,000

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         BIOETHICS, LTD.
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS



                             ASSETS


                                      June 30,    December 31,
                                        1998          1997
                                    ___________  ___________
CURRENT ASSETS:
  Cash in bank                        $  39,981     $      -
                                    ___________  ___________

                                      $  39,981     $      -
                                    ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        2,746            -
                                    ___________  ___________
        Total Current Liabilities         2,746            -
                                    ___________  ___________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                           11,000        1,000
  Capital in excess of par value         30,000            -
  Deficit accumulated during the
    development stage                   (3,765)      (1,000)
                                    ___________  ___________
        Total Stockholders' Equity       37,235            -
                                    ___________  ___________
                                      $  39,981     $      -
                                    ___________  ___________











NOTE:   The balance sheet at December 31, 1997 was taken from the
audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these financial statements.

                         BIOETHICS, LTD.
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                       For the Three     For the Six      From Inception
                        Months Ended     Months Ended        on July 3,
                          June 30,         June 30,       1990 Through
                       _______________ _______________     June 30,
                        1998     1997   1998     1997         1998
                       _______ _______ _______ _______   _______________
REVENUE :
  Sales                $    -  $    -  $    -  $    -      $         -
                       _______ _______ _______ _______   _______________
EXPENSES:
  General and
    administrative      2,765       -   2,765       -            3,765
                       _______ _______ _______ _______   _______________

LOSS BEFORE
  INCOME TAXES         (2,765)      -  (2,765)      -           (3,765)

CURRENT TAX EXPENSE         -       -       -       -                -

DEFERRED TAX EXPENSE        -       -       -       -                -
                       _______ _______ _______ _______   _______________

NET LOSS              $(2,765) $    - $(2,765) $    -      $    (3,765)
                       _______ _______ _______ _______   _______________

LOSS PER COMMON SHARE $ (.00)  $ (.00)$ (.00)  $(.00)      $    (.00)
                       _______ _______ _______ _______   _______________



















 The accompanying notes are an integral part of these financial statements.

                         BIOETHICS, LTD.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                For the Six                From Inception
                               Months Ended                  on July 3,
                                 June 30,                   1990 Through
                        ___________________________           June 30,
                            1998          1997                  1998
                        _____________ _____________         _____________
Cash Flows to
  Operating Activities:
  Net loss              $     (2,765)  $         -          $     (3,765)
  Adjustments to
    reconcile net loss
    to net cash used by
    operating activities:
     Depreciation and
       amortization                -             -                     -
     Changes in assets
       and liabilities:
       Accounts payable        2,746             -                 2,746
                        _____________ _____________         _____________
        Net Cash Flows
          to Operating
          Activities             (19)            -                (1,019)
                        _____________ _____________         _____________
Cash Flows to
  Investing Activities:
  Payment of
    organization costs             -             -                     -
                        _____________ _____________         _____________
        Net Cash to
          Investing
          Activities               -             -                     -
                        _____________ _____________         _____________
Cash Flows from
  Financing Activities:
  Proceeds from common
    stock issuance            40,000             -                41,000
                        _____________ _____________         _____________
        Net Cash from
          Financing
          Activities          40,000             -                41,000
                        _____________ _____________         _____________
Net Increase (Decrease)
  in Cash                     39,981             -                39,981

Cash at Beginning
  of Period                        -             -                     -
                        _____________ _____________         _____________
Cash at End of Period   $     39,981  $          -          $     39,981
                        _____________ _____________         _____________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest            $          -  $          -          $          -
    Income taxes        $          -  $          -          $          -

Supplemental schedule of Noncash Investing and Financing
Activities:
  For the period ended June 30, 1998 and 1997:
       None




 The accompanying notes are an integral part of these financial statements.

                         BIOETHICS, LTD.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Company was organized under the  laws  of  the
State of Nevada on July 26, 1990. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company was organized to provide a vehicle for participating in potentially profitable business ventures which may become available through the personal contacts of, an at the complete discretion of, the Company's officers and directors. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all the periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited financial statements. The results of operations for the periods ended June 30, 1998 is not necessarily indicative of the operating results for the full year.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

NOTE 2 - COMMON STOCK

During July, 1990, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $1,000 (or $.001 per share).

During May, 1998, the Company issued 10,000,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $40,000 (or $.004 per share). The issuance of common stock resulted in a change in control of the Company [See Note 5].

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 1997, there were no material deferred tax assets or liabilities, current or deferred tax expense, or net operating loss carryforwards.

                         BIOETHICS, LTD.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

Management   Compensation  -  The  Company  has  not   paid   any
compensation to its officers and directors.

Office  Space  -  The Company has not had a need to  rent  office
space.   An  officer/shareholder of the Company is  allowing  the
Company to use his home as a mailing address, as needed, at no expense to the Company.

NOTE 5 - CHANGES IN CONTROL

During May, 1998, the Company raised $40,000 through the sale of 10,000,000 shares of common stock. The shares sold represent approximately ninety-one percent (91%) of the outstanding shares of common stock of the Company resulting in a change in control of the Company. The proceeds from the stock sale will be used to pay for legal and accounting fees and for management to search for possible business opportunities. The former officers and directors of the Company resigned and an individual holding approximately 23% of the outstanding common stock was appointed as the sole member of the Board of Directors of the Company and as the new President, Chief Executive Officer, Chief Financial Officer, and Secretary/Treasurer of the Company.

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

The Company has no business operations, and very limited assets or capital resources. The Company's business plan is to seek one or more potential business ventures that, in the opinion of management, may warrant involvement by the Company. The Company recognizes that because of its limited financial, managerial and other resources, the type of suitable potential business ventures which may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature. It is emphasized that the business objectives discussed are extremely general and are not intended to be restrictive upon the discretion of management.

The Company will not restrict its search for any specific kind of firms, but may participate in a venture in its preliminary or development stage, may participate in a business that is already in operation or in a business in various stages of its corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate, in that the venture may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. In some instances, the business endeavors may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.

The Company does not have sufficient funding to meet its cash needs. The current sole officer and director has expressed her intent to borrow funds to the extent possible, to fund the costs of operating the Company until a suitable business venture can be completed. Management does not anticipate raising funds during the next twelve months. There is no assurance that the Company will be able to successfully identify and/or negotiate a suitable potential business venture.

     The Company has experienced net losses during the development stage (July 26, 1990 to present) and has had no significant revenues during such period. During the past two fiscal years the Company has had no business operations. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Forward-Looking Statements

     When used in this Form 10-Q or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

        The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities.

On May 29, 1998, the Company issued 10,000,000 shares of Common Stock to thirteen accredited investors and raised gross proceeds of $40,000 in a non public offering in connection therewith.
There were no underwriting discounts or commissions. These transactions were not registered under the Securities Act of 1933, in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering, and Regulation D promulgated thereunder. These securities were issued as restricted securities and the certificates were stamped with restrictive legends to prevent any resale without registration under the Act or in compliance with an exemption.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to Vote of Securityholders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)
                        INDEX TO EXHIBITS

 EXHIBIT                   DESCRIPTION OF EXHIBIT
   NO.
3(i).1      Articles of Incorporation of the Company
3(ii).1     Bylaws of the Company
27          Financial Data Schedule

     (b)  Reports on Form 8-K:

     One report on Form 8-K, dated May 29, 1998, was filed during the quarter for which this report is filed reporting a change in control of the registrant, resignation of officers and directors and change in certifying accountants.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BIOETHICS, LTD.




Date: August 14, 1998            By     /s/ Mark J. Cowan
                                    ___________________________
                                     Mark J. Cowan
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Director