Form 10-Q
period 1998-09-30
BIOETHICS LTD
filed 1998-11-13
CIK 894560

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                     ______________________

     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

        For the Quarterly Period Ended September 30, 1998

               Commission File Number 33-55254-41

                         BIOETHICS, LTD.
     (Exact name of registrant as specified in its charter)


            Nevada                              87-0485312
(State or other jurisdiction of    (IRS Employer Identification N0.)
incorporation or organization)


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

                    __X__ Yes      _____ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                Outstanding as of November 11, 1998
         Common Stock                       11,000,000

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         BIOETHICS, LTD.
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS


                             ASSETS


                                   September 30,  December 31,
                                        1998          1997
                                    ___________  ___________
CURRENT ASSETS:
  Cash in bank                        $  35,564     $      -
                                    ___________  ___________

                                      $  35,564     $      -
                                    ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            -            -
                                    ___________  ___________
        Total Current Liabilities             -            -
                                    ___________  ___________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                           11,000        1,000
  Capital in excess of par value         30,000            -
  Deficit accumulated during the
    development stage                   (5,436)      (1,000)
                                    ___________  ___________
        Total Stockholders' Equity       35,564            -
                                    ___________  ___________
                                      $  35,564     $      -
                                    ___________  ___________











NOTE: The balance sheet at December 31, 1997 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         BIOETHICS, LTD.
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                          For the Three     For the Nine   From Inception
                           Months Ended     Months Ended     on July 3,
                          September 30,    September 30,    1990 Through
                         _______________  _______________  September 30,
                         1998       1997  1998       1997       1998
                         _______ _______  _______ _______ _______________
REVENUE :
  Sales                 $     - $     -  $     - $     - $             -
                         _______ _______  _______ _______ _______________
EXPENSES:
  General and
    administrative        1,671       -    4,436       -           5,436
                         _______ _______  _______ _______ _______________

LOSS BEFORE INCOME TAXES (1,671)      -   (4,436)      -          (5,436)

CURRENT TAX EXPENSE           -       -        -       -               -

DEFERRED TAX EXPENSE          -       -        -       -               -
                         _______ _______  _______ _______ _______________

NET LOSS                $(1,671)$     -  $(4,436)$     - $        (5,436)
                         _______ _______  _______ _______ _______________

LOSS PER COMMON SHARE   $ (.00) $ (.00)  $ (.00) $ (.00) $          (.00)
                         _______ _______  _______ _______ _______________



















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         BIOETHICS, LTD.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                       For the Nine       From Inception
                                       Months Ended          on July 3,
                                       September 30,       1990 Through
                               __________________________  September 30,
                                   1998         1997           1998
                               ____________  ____________   ____________
Cash Flows from Operating Activities:
  Net loss                     $    (4,436)  $         -    $    (5,436)
  Adjustments to reconcile net
    loss to net cash used by
    operating activities:
     Depreciation and amortization       -             -              -
     Changes in assets and liabilities:
       Accounts payable                  -             -              -
                               ____________  ____________   ____________
        Net Cash to Operating
          Activities                (4,436)            -         (5,436)
                               ____________  ____________   ____________
Cash Flows from Investing Activities:
  Payment of organization costs          -             -              -
                               ____________  ____________   ____________
        Net Cash to Investing
          Activities                     -             -              -
                               ____________  ____________   ____________
Cash Flows from Financing Activities:
  Proceeds from common
    stock issuance                  40,000             -         41,000
                               ____________  ____________   ____________
        Net Cash from Financing
          Activities                40,000             -         41,000
                               ____________  ____________   ____________
Net Increase (Decrease) in Cash     35,564             -         35,564

Cash at Beginning of Period              -             -              -
                               ____________  ____________   ____________
Cash at End of Period          $    35,564   $         -    $    35,564
                               ____________  ____________   ____________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                   $         -   $         -    $         -
    Income taxes               $         -   $         -    $         -

Supplemental schedule of Noncash Investing and Financing Activities:
  For the period ended September 30, 1998 and 1997:
     None






 The accompanying notes are an integral part of these unaudited condensed financial statements.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited financial statements. The results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

NOTE 2 - COMMON STOCK

  During July 1990, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $1,000 (or $.001 per share).

  During May 1998, the Company issued 10,000,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $40,000 (or $.004 per share). The issuance of common stock resulted in a change in control of the Company [See Note 5].

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 1997, there were no material deferred tax assets or liabilities, current or deferred tax expense, or net operating loss carryforwards.

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

NOTE 5 - CHANGES IN CONTROL

  During May 1998, the Company raised $40,000 through the sale of 10,000,000 shares of common stock. The shares sold represent approximately ninety-one percent (91%) of the outstanding shares of common stock of the Company resulting in a change in control of the Company. The proceeds from the stock sale will be used to pay for legal and accounting fees and for management to search for possible business opportunities. The former officers and directors of the Company resigned and an individual holding approximately 23% of the outstanding common stock was appointed as the sole member of the Board of Directors of the Company and as the new President, Chief Executive Officer, Chief Financial Officer, and Secretary/Treasurer of the Company.

NOTE 6 - EARNINGS (LOSS) PER SHARE

  The  following  data  show the amounts used in  computing  income
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended September 30, 1998, for the nine months ended September 30, 1998 and from inception on July 3, 1996 through September 30, 1998:

                        For  the Three       For the Nine    From Inception
                         Months Ended         Months Ended     on July 3,
                         September 30,        September 30,    1996 Through
                    _____________________ _____________________September 30,
                       1998       1997       1998       1997       1998
                    __________ __________ __________ __________ __________
  Income (loss) from
    continuing operations
    applicable to common
    stock           $  (1,671) $       -  $  (4,436) $       -  $  (5,436)
                    __________ __________ __________ __________ __________
  Income (loss) available
    to common stockholders
    used in  income (loss)
    per share       $  (1,671) $       -  $  (4,436) $        - $  (5,436)
                    __________ __________ __________ __________ __________
  Weighted average
    number of common
    shares outstanding
    used in earnings
    per share during
    the period      11,000,000  1,000,000  5,542,125  1,000,000  1,404,185
                    __________ __________ __________ __________ __________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

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

     The Company does not have sufficient funding to meet its anticipated cash needs. The current sole officer and director has expressed his intent to borrow funds to the extent possible, to fund the costs of operating the Company until a suitable business venture can be completed. Management does not anticipate raising funds during the next twelve months through the sale of securities. There is no assurance that the Company will be able to successfully identify and/or negotiate a suitable potential business venture or raise additional funding.

     The Company has experienced net losses during the development stage (July 3, 1990 to present) and has had no significant revenues during such period. During the past two fiscal years the Company has had no business operations. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to Vote of Securityholders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)
                        INDEX TO EXHIBITS

 EXHIBIT NO.                   DESCRIPTION OF EXHIBIT

   3(i).1    Articles of Incorporation of the Company
             (Incorporated by reference to Exhibit 3(i).1 of the Company's Form 10-Q, dated June 30, 1998).

   3(ii).1 Bylaws of the Company (Incorporated by reference to Exhibit 3(ii).1 of the Company's Form 10-Q, dated
             June 30, 1998).

   27        Financial Data Schedule

   (b)  Reports on Form 8-K:

   None.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BIOETHICS, LTD.




Date: November 12, 1998          By /s/ Mark J. Cowan
                                   Mark J. Cowan
                                   President, Chief Executive
                                   Officer, Chief Financial
                                   Officer and Director