Form 10KSB
period 1998-12-31
BIOETHICS LTD
filed 1999-03-26
CIK 894560

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ______________________

                                  FORM 10-KSB

                            Annual Report Pursuant
                         to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                           For the fiscal year ended
                               December 31, 1998

                            Commission file number
                                    _______

                                BIOETHICS, LTD.
               (Name of registrant as specified in its charter)


            Nevada                          87-0485312
(State or other jurisdiction of    (IRS employer identification
        incorporation)                         no.)


8092 South Juniper Court, South           (801) 476-8110
       Weber, Utah 84405
(Address of principal executive  (Registrant's telephone number,
           offices)                    including area code)


       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    XX  Yes      No
                                              ------      -----
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   XX
                             -----
     Issuers revenues for its most recent fiscal year: None.

     The aggregate market value of voting stock held by non-affiliates of the registrant at December 31, 1998: The common voting stock of the registrant is not publicly traded and has no readily ascertainable fair market value.

     Shares outstanding of the registrant's common stock as of March 15, 1999:
11,000,000.

                             Bioethics, Ltd.


                      TABLE OF CONTENTS TO ANNUAL REPORT
                                ON FORM 10-KSB
                         YEAR ENDED DECEMBER 31, 1998


                                    PART I
Item 1.  Descriptoin of Business                                  3
Item 2.  Description of Properties                                3
Item 3.  Legal Proceedings                                        4
Item 4.  Submission of Matters to a Vote of Security Holders      4

                                    PART II
Item 5.  Market for Registrant's Common Equity
           and Related Stockholder Matters                        5
Item 6.  Management's Discussion and Analysis
           or Plan of Operation                                   5
Item 7.  Financial Statements                                     6
Item 8.  Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure                 6

                                   PART III
Item 9.  Directors and Executive Officers, Promoters
           and Control Persons; Compliance With Section 16(a)
           of the Exchange Act                                    7
Item 10. Executive Compensation                                   7
Item 11. Security Ownership of Certain Beneficial
           Owners and Management                                  8
Item 12. Certain Relationships and Related Transactions           8
Item 13. Exhibits and Reports on Form 8-K                         8

                                    PART I

Item 1. Description of Business.

Business Development

     Bioethic, Ltd. (the "Company or "Registrant") was incorporated in 1990 as a Nevada corporation. The Company has not yet generated any significant revenues and is considered a development stage company.

     In May 1998, the former officers and directors of the Registrant resigned from their respective positions. Prior to said resignations, they appointed Mr. Mark J. Cowan as the sole member of the Board of Directors of the Registrant and as the new President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Registrant and they approved and closed on the sale of 10,000,000 shares of Common Stock at an aggregate purchase price of $40,000 in a private offering, which shares represent approximately ninety-one percent (91%) of the outstanding shares of common stock of the Registrant. Mr. Cowan purchased 2,500,000 shares of common stock in such private offering with personal funds which shares represent approximately twenty-three percent (23%) of the total issued and outstanding common stock of the Registrant. Various other investors purchased the remaining 7,500,000 shares of common stock in the private offering. The sale of the shares resulted in a change in the control of the Company.

Business of Issuer

     The Company has no current business operations. The Company's business plan is to seek one or more potential business ventures that, in the opinion of management, may warrant involvement by the Company. The Company recognizes that because of its limited financial, managerial and other resources, the type of suitable potential business ventures which may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature. It is emphasized that the business objectives discussed are extremely general and are not intended to be restrictive upon the discretion of management.

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

     There is no assurance that the Company will be able to successfully identify and negotiate a suitable potential business venture.

     Except for the Company's sole officer and director, who works for the Company on a part time basis, the Company has no other employees. The Company presently maintains its business office at 8092 South Juniper Court, South Weber, Utah 84405, which is the home-business office of its President.

Item 2. Description of Properties.

     The Company has no significant assets or operating capital. The current sole officer and director has expressed his intent to borrow funds to the extent possible, to fund the costs of operating the Company until some type of business venture can be completed.

Item 3. Legal Proceedings.

     The Company is not a party to, nor are its properties the subject of, any pending legal proceedings and no such proceedings are known to the Company to be threatened or contemplated by or against it.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the security holders during the 4th quarter of the fiscal year covered by this report.






                 [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
            Matters.


Market Information

     To the knowledge of current management, their is no public trading market for the Company's common stock.

Holders

     At March 15, 1998, there were approximately 385 holders of record of the Company's common stock.

Dividends

     The Company has not declared any cash dividends within the past two years on its common stock. The Company does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds, if any, for the development of the Company's business.

Sales of Equity Securities

     The Company has not sold any securities during the period of this report that have not been previously reported.

Item 6. Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Plan of Operation

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

     The Company does not have sufficient funding to meet its long term cash needs. The Company believes that its current cash will be sufficient to support the Company's planned operations for the next twelve months. The current sole officer and director has expressed his intent that to the extent necessary the Company will seek to raise additional funds through the sale of equity securities or by borrowing to funds until a suitable business venture can be completed. Management does not anticipate raising funds during the next twelve months. There is no assurance that the Company will be able to successfully identify and/or negotiate a suitable potential business venture or raise additional funds if and when needed.

     The Company has experienced net losses during the development stage (1990 to present) and has had no significant revenues during such period. During the past two fiscal years the Company has had no business operations. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Year 2000

  The Company has accessed its state of year 2000 preparedness and determined that year 2000 issues will not materially effect the Company's business, results of operations or financial condition. The Company assessment is based in part on the fact that the Company does not presently conduct any business, has no operations, has only nominal assets comprised primarily of cash on deposit with a federally insured bank and does not own a computer or any software.

Forward-Looking Statements

     When used in this Form 10-K or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Item 7. Financial Statements

     See attached financial statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Identify Directors and Executive Officers

     Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 15, 1999:

                                                         With
                                                       Company
        Name        Age            Position             Since
        ----        ---            --------             ------
   Mark Cowan (1)    31  Director, President, Chief      1998
                         Executive Officer, Chief
                         Financial Officer, Secretary
                         and Treasurer
_______________

     Mark Cowan. Mr. Cowan has been with the Company since May 1998. Since that time he has been the Company's sole officer and director. Mr. Cowan works for the Company on a part time basis. Since September 1998, Mr. Cowan has been principally employed as a mortgage broker for a company that he owns. From 1996 through early 1999 Mr. Cowan worked as a loan officer for a mortgage company. From 1994 to 1996 Mr. Cowan sold real estate for a residential real estate development company. Mr. Cowan holds a B.S. in physiology from Brigham Young University and has done graduate work in molecular genetics at Weber State University. Mr. Cowan holds no other directorships in reporting companies.

Identify Significant Employees

     The Company has no significant employees.

Family Relationships

     None.

Involvement in Certain Legal Proceedings

     Mr. Cowan has not been involved in any material legal proceedings which occurred within the last five years of any type as described in Regulation S-K.

Compliance With Section 16(a) of the Exchange Act

     The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act. As a result, no reports are required to be filed pursuant to Section 16(a).

 Item 10. Executive Compensation

     During the last fiscal year, the Company's sole officer and director did not receive any salary, wage or other compensation. During the current fiscal year the Company has no present plans to pay compensation to its sole officer and director. There are presently no ongoing pension or other plans or arrangements pursuant to which remuneration is proposed to be paid in the future to any of the officers and directors of the Company.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of March 15, 1999, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors,
(iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers as a group. As of March 15, 1999, the Company had 11,000,000 shares of common stock outstanding.

Name and Address     Shares      Percentage of
 of Beneficial    Beneficially      Shares            Position
    Owner(1)          Owned     Beneficially Owned
---------------    ---------      ----------          ---------------

Mark Cowan         2,500,000           23%            Director,
                                                      President, Chief
                                                      Executive Officer,
                                                      Chief Financial
                                                      Officer, Secretary
                                                      and Treasurer
Windsor            2,000,000           18%
Development
2522 Alice Drive
West Jordan,
Utah 84084
__________________________

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.


Item 12. Certain Relationships and Related Transactions.

     In May 1998, the former officers and directors of the Registrant resigned from their respective positions. Prior to said resignations, they appointed Mr. Mark J. Cowan as the sole member of the Board of Directors of the Registrant and as the new President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Registrant and they approved and closed on the sale of 10,000,000 shares of Common Stock at an aggregate purchase price of $40,000 in a private offering, which shares represent approximately ninety-one percent (91%) of the outstanding shares of common stock of the Registrant. Mr. Cowan purchased 2,500,000 shares of common stock in such private offering with personal funds which shares represent approximately twenty-three percent (23%) of the total issued and outstanding common stock of the Registrant. Various other investors purchased the remaining 7,500,000 shares of common stock in the private offering. The sale of the shares resulted in a change in the control of the Company.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

     Listed on page 10 hereof.

Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1998.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                 Bioethics, Ltd.
                                 (Registrant)



Date: March 25, 1999             By  /s/ Mark Cowan

                                      Mark Cowan
                                 Chairman, Chief Executive
                                 Officer, Chief Financial
                                 Officer and Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                      Title                    Date
      ----------         --------------------------       ---------
      /s/ Mark Cowan   Chairman, Chief Executive          March 25, 1998
                       Officer, Chief Financial Officer
     Mark Cowan        and Secretary

                                 EXHIBIT INDEX

 EXHIBIT                   DESCRIPTION OF EXHIBIT
   NO.

   3(i)     Articles of Incorporation of the Company
            (Incorporated by reference to Exhibit 3(i).1 of the Company's Form 10-Q, dated June 30, 1998).

   3(ii) Bylaws of the Company (Incorporated by reference to Exhibit 3(ii).1 of the Company's Form 10-Q, dated
            June 30, 1998).

   27       Financial Data Schedule

                                BIOETHICS, LTD.
                         [A Development Stage Company]

                             FINANCIAL STATEMENTS

                               DECEMBER 31, 1998










                        PRITCHETT, SILER & HARDY, P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS

                                BIOETHICS, LTD.
                         [A Development Stage Company]




                                   CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                     1


        -  Balance Sheets, December 31, 1998 and 1997       2


        -  Statement of Operations, for the years ended
            December 31, 1998, 1997 and 1996, and
            from inception on July 26, 1990 through
            December 31, 1998                              3


        -  Statement of Stockholders' Equity,
             from inception on July 26, 1990
             through December 31, 1998                    4-5


        -  Statements of Cash Flows, for the years ended
             December 31, 1998, 1997 and 1996, and
             from inception on July 26, 1990 through
             December 31, 1998                              6


        -  Notes to Financial Statements                7 - 9

                         INDEPENDENT AUDITORS' REPORT



Board of Directors
BIOETHICS, LTD.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Bioethics, Ltd. [a development stage company] at December 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998 and from inception on July 26, 1990 through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Bioethics, Ltd. as of and for the years ended December 31, 1997 and 1996 and for the period from inception on July 26, 1990 through December 31, 1997 were audited by other auditors whose report, dated January 31, 1998, expressed an unqualified opinion on these financial statements. The financial statements for the period from inception on July 26, 1990 though December 31, 1997 reflect a net loss of $1,000 of the total net loss. The other auditors report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of Bioethics, Ltd. as of December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1998 and for the period from inception through December 31, 1998, in conformity with generally accepted accounting principles.


/s/ Pritchett, Siler & Hardy, P.C.


March 15, 1999
Salt Lake City, Utah

                                BIOETHICS, LTD.
                         [A Development Stage Company]

                                BALANCE SHEETS


                                    ASSETS


                                    December 31,  December 31,
                                        1998          1997
                                    ___________  ___________
CURRENT ASSETS:
  Cash in bank                        $  35,564     $      -
                                    ___________  ___________

                                      $  35,564     $      -
                                    ___________  ___________

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                    $     899     $      -
                                    ___________  ___________
        Total Current Liabilities           899            -
                                    ___________  ___________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 and 1,000,000 shares
   issued and outstanding                11,000        1,000
  Capital in excess of par value         30,000            -
  Deficit accumulated during the
    development stage                   (6,335)      (1,000)
                                    ___________  ___________
        Total Stockholders' Equity       34,665            -
                                    ___________  ___________
                                      $  35,564     $      -
                                    ___________  ___________












  The accompanying notes are an integral part of these financial statements.

                                BIOETHICS, LTD.
                         [A Development Stage Company]


                           STATEMENTS OF OPERATIONS


                                                     From Inception
                               For the Year Ended     on July 26,
                                  December 31,        1990 Through
                         ___________________________  December 31,
                             1998     1997    1996        1998
                         _________  _______  _______   ____________
REVENUE :
  Sales                     $    -  $     -        -      $    -
                         _________  _______  _______   ____________
EXPENSES:
  General and
     administrative         5,335         -        -       6,335
                         _________  _______  _______   ____________

LOSS BEFORE INCOME TAXES   (5,335)        -        -      (6,335)

CURRENT TAX EXPENSE              -        -        -           -

DEFERRED TAX EXPENSE             -        -        -           -
                         _________  _______  _______   ____________

NET LOSS                  $(5,335)  $     -        -     $(6,335)
                         _________  _______  _______   ____________

LOSS PER COMMON SHARE     $ (.00)   $ (.00)   $(.00)     $ (.00)
                         _________  _______  _______   ____________











  The accompanying notes are an integral part of these financial statements.

                                BIOETHICS, LTD.
                         [A Development Stage Company]

                       STATEMENT OF STOCKHOLDERS' EQUITY

                  FROM THE DATE OF INCEPTION ON JULY 26, 1990

                           THROUGH DECEMBER 31, 1998

                                                            Deficit
                                                  Capital   Accumulated
                                  Common Stock       in     During the
                              __________________  Excess of Development
                                  Shares  Amount  Par Value Stage
                              __________  ______  _______  ____________
BALANCE, July 26, 1990                 -  $    -  $     -  $        -

Issuance of 1,000,000 shares
  common stock for cash,
  July, 1990 at $.001
  per share                    1,000,000   1,000        -           -

Net loss for period
  ended December 31, 1990              -       -        -      (1,000)
                              __________  ______  _______  ___________
BALANCE, December 31, 1990     1,000,000   1,000        -      (1,000)

Net loss for period
  ended December 31, 1991              -       -        -           -
                              __________  ______  _______  __________
BALANCE, December 31, 1991     1,000,000   1,000        -      (1,000)

Net loss for period
  ended December 31, 1992              -      -         -           -
                              __________  ______  _______  __________
BALANCE, December 31, 1992     1,000,000   1,000        -      (1,000)

Net loss for period
  ended December 31, 1993              -      -         -           -
                              __________  ______  _______  __________
BALANCE, December 31, 1993     1,000,000   1,000        -      (1,000)

Net loss for period
  ended December 31, 1994              -       -        -           -
                              __________  ______  _______  ___________
BALANCE, December 31, 1994     1,000,000   1,000        -      (1,000)

Net loss for period
  ended December 31, 1995              -       -        -           -
                              __________  ______  _______  ___________
BALANCE, December 31, 1995     1,000,000   1,000        -      (1,000)

Net loss for period
  ended December 31, 1996              -       -        -           -
                              __________  ______  _______  ___________
BALANCE, December 31,1996      1,000,000   1,000        -      (1,000)

Net loss for period
  ended December 31, 1997              -       -        -           -
                              __________  ______  _______  __________

                                  [Continued]

                                BIOETHICS, LTD.
                         [A Development Stage Company]

                       STATEMENT OF STOCKHOLDERS' EQUITY

                  FROM THE DATE OF INCEPTION ON JULY 26, 1990

                           THROUGH DECEMBER 31, 1998

                                  [Continued]


                                                             Deficit
                                                             Accumulated
                                Common Stock     Capital in  During the
                             __________________  Excess of   Development
                                Shares   Amount  Par Value   Stage
                             __________  ______  __________  _________
BALANCE, December 31, 1997    1,000,000  $1,000   $     -    $(1,000)

Issuance of 10,000,000 shares
  common stock for cash,
  May, 1998 at $.004
  per share                  10,000,000  10,000    30,000          -

Net loss for the period
  ended December 31, 1998             -       -         -      (5,335)
                             __________  ________  ______    _________
BALANCE, December 31, 1998   11,000,000   $11,000  $30,000     $(6,335)
                             __________  ________  ______    _________















  The accompanying notes are an integral part of these financial statements.

                                BIOETHICS, LTD.
                         [A Development Stage Company]

                           STATEMENTS OF CASH FLOWS

                                                      From Inception
                                For the Year Ended      on July 26,
                                   December 31,         1990 Through
                          _____________________________  December 31,
                               1998      1997     1996        1998
                          ____________  _______  ______  ____________
Cash Flows from Operating
 Activities:
  Net loss                    $(5,335)  $    -  $     -   $ (6,335)
  Adjustments to reconcile
    net loss to net cash
    used by operating
    activities:
     Depreciation and
      amortization                 -         -        -          -
    Changes in assets and
       liabilities:
       Accounts payable           899        -        -        899
                          ____________  _______  _______  ___________
        Net Cash to
         Operating
          Activities           (4,436)       -        -     (5,436)
                          ____________  _______  _______  ___________
Cash Flows from Investing
 Activities:
  Payment of organization
    costs                          -         -        -          -
                          ____________  _______  _______  ___________
        Net Cash to Investing
          Activities               -         -        -          -
                          ____________  _______  _______  ___________
Cash Flows from Financing
 Activities:
  Proceeds from common
   stock issuance              40,000        -        -     41,000
                          ____________  _______  _______  ___________
        Net Cash from
           Financing
            Activities         40,000        -        -     41,000
                          ____________  _______  _______  ___________
Net Increase (Decrease)
 in Cash                       35,564        -        -     35,564

Cash at Beginning of Period         -        -        -          -
                          ____________  _______  _______  ___________
Cash at End of Period         $35,564   $    -   $    -    $35,564
                          ____________  _______  _______  ___________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                  $     -   $    -    $   -    $     -
    Income taxes              $     -   $    -    $   -          -

Supplemental schedule of Noncash Investing and Financing Activities:
  For the period ended December 31, 1998:
     None

  For the period ended December 31, 1997:
     None

  For the period ended December 31, 1996:
     None



  The accompanying notes are an integral part of these financial statements.

                                BIOETHICS, LTD.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was organized under the laws of the State of Nevada on July 26, 1990. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company was organized to provide a vehicle for participating in potentially profitable business ventures which may become available through the personal contacts of, and at the complete discretion of, the Company's officers and directors. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with statement of Financial Standard No. 128, "Earnings Per Share" [See Note 6].

  Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

  Recently Enacted Accounting Standards - SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" SFAS No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative
 Instruments and Hedging Activities" and SFAS No. 134, "Accounting for Mortgage-
  Backed Securities." were recently issued. SFAS No. 130, 131, 132, 133 and 134 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

                                BIOETHICS, LTD.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 1998, the Company has available unused operating loss carryforwards of approximately $6,000, which may be applied against future taxable income and which expire in 2005 through 2013.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $2,000 and $400 as of December 31, 1998 and 1997, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $1,600 during 1998.

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

                                BIOETHICS, LTD.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 6 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                                                             From Inception
                                   For the Year Ended         on July 26,
                                      December 31,            1990 Through
                              _______________________________  December 31,
                                 1998       1997       1996       1998
                              _________  _________  _________   ________
    Income (loss) available
      to common stockholders
      used in income (loss)
      per share              $  (5,335)  $       -  $       -   $(6,335)
                              _________  _________  _________   ________
    Weighted average number
      of common shares
      outstanding used in
      earnings per share
      during the period       7,684,932  1,000,000  1,000,000  1,792,208
                              _________  _________  _________   ________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.