Form 10QSB
period 1999-03-31
BIOETHICS LTD
filed 1999-05-11
CIK 894560

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            ______________________

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1999

                      Commission File Number 33-55254-41

                                BIOETHICS, LTD.
            (Exact name of registrant as specified in its charter)


            Nevada                          87-0485312
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)


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

                            X  Yes          No

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                Outstanding as of May 6, 1999
         Common Stock                       11,000,000

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                BIOETHICS, LTD.
                         [A Development Stage Company]

                      UNAUDITED CONDENSED BALANCE SHEETS


                                    ASSETS


                                     March 31,   December 31,
                                        1999          1998
                                    ___________  ___________
CURRENT ASSETS:
  Cash in bank                        $  34,598     $ 35,564
                                    ___________  ___________

                                      $  34,598     $ 35,564
                                    ___________  ___________

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                    $   2,225     $    899
                                    ___________  ___________
        Total Current Liabilities         2,225          899
                                    ___________  ___________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                           11,000       11,000
  Capital in excess of par value         30,000       30,000
  Deficit accumulated during the
   development stage                     (8,627)      (6,335)
                                    ___________  ___________
        Total Stockholders' Equity       32,373       34,665
                                    ___________  ___________
                                      $  34,598     $ 35,564
                                    ___________  ___________















NOTE: The balance sheet at December 31, 1998 was taken from the audited financial statements at that date and condensed.

   The accompanying notes are an integral part of these unaudited condensed financial statements.

                                BIOETHICS, LTD.
                         [A Development Stage Company]


                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                      For the Three      From Inception
                                       Months Ended       on July 26,
                                        March 31,         1990 Through
                                   ____________________    March 31,
                                       1999      1998         1999
                                   __________ __________ ______________
REVENUE                              $     -    $     -    $       -
                                   __________ __________ ______________
EXPENSES
  General and administrative           2,292          -        8,627
                                   __________ __________ ______________

LOSS BEFORE INCOME TAXES              (2,292)         -       (8,627)

CURRENT TAX EXPENSE                        -          -            -

DEFERRED TAX EXPENSE                       -          -            -
                                   __________ __________ ______________

NET LOSS                             $(2,292)   $     -    $  (8,627)
                                   __________ __________ ______________

LOSS PER COMMON SHARE                $  (.00)   $  (.00)   $    (.00)
                                   __________ __________ ______________





















   The accompanying notes are an integral part of these unaudited condensed financial statements.

                                BIOETHICS, LTD.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS



                                       For the Three     From Inception
                                        Months Ended      on July 26,
                                         March 31,        1990 Through
                                   ____________________     March 31,
                                       1999      1998         1999
                                   __________ __________ ______________
Cash Flows from Operating
 Activities:
  Net loss                           $(2,292)   $     -    $  (8,627)
  Adjustments to reconcile net
    loss to net cash used by
    operating activities:
     Depreciation and amortization         -          -            -
     Changes in assets and
      liabilities:
       Accounts payable                1,326          -        2,225
                                   __________ __________ ______________
     Net Cash (used) by Operating
          Activities                    (966)         -       (6,402)
                                   __________ __________ ______________
Cash Flows from Investing
 Activities:
  Payment of organization costs            -          -            -
                                   __________ __________ ______________
     Net Cash provided by Investing
          Activities                       -          -            -
                                   __________ __________ ______________
Cash Flows from Financing
 Activities:
  Proceeds from common stock
   issuance                                -          -       41,000
                                   __________ __________ ______________
     Net Cash provided by Financing
          Activities                       -          -       41,000
                                   __________ __________ ______________
Net Increase (Decrease) in Cash         (966)         -       34,598

Cash at Beginning of Period           35,564          -            -
                                   __________ __________ ______________
Cash at End of Period                $34,598    $     -    $  34,598
                                   __________ __________ ______________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                         $     -    $     -    $       -
    Income taxes                     $     -    $     -    $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the period ended March 31, 1999:
     None

  For the period ended March 31, 1998:
    None






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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 1999, there were no material deferred tax assets or liabilities, current or deferred tax expense, or net operating loss carryforwards.

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

NOTE 6 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended March 31, 1999 and 1998 and from inception on July 26, 1990 through March 31, 1999:

                                       For the Three        From Inception
                                        Months Ended          on July 26,
                                          March 31,          1990 Through
                                  ________________________     March 31,
                                      1999         1998          1999
                                  ____________  __________  ______________
    Income (loss) from continuing
      operations applicable to
      common stock                 $   (2,292)   $      -     $  (8,627)
                                  ____________  __________  _____________
    Weighted average number of
      common shares outstanding
      used in earnings per share
      during the period            11,000,000   1,000,000     2,053,628
                                  ____________  __________  _____________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities and Use of Proceeds.

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




Date: May 10, 1999              By  /s/ Mark J. Cowan

                                   Mark J. Cowan
                                   President, Chief Executive
                                   Officer, Chief Financial
                                   Officer and Director

                                 EXHIBIT 27.1

                           (Financial Data Schedule)