Form 10QSB
period 1999-06-30
BIOETHICS LTD
filed 1999-08-11
CIK 894560

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ______________________

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1999

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

             Class                 Outstanding as of August 6, 1999

         Common Stock                       11,000,000

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                BIOETHICS, LTD.
                         [A Development Stage Company]

                      UNAUDITED CONDENSED BALANCE SHEETS


                                    ASSETS


                                      June 30,   December 31,
                                        1999        1998
                                    ___________  ___________
CURRENT ASSETS:
  Cash in bank                        $  31,451     $ 35,564
                                    ___________  ___________
        Total Current Assets             31,451       35,564
                                    ___________  ___________
                                      $  31,451     $ 35,564
                                    ___________  ___________

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                    $     185     $    899
                                    ___________  ___________
        Total Current Liabilities           185          899
                                    ___________  ___________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                           11,000       11,000
  Capital in excess of par value         30,000       30,000
  Deficit accumulated during the
    development stage                    (9,734)      (6,335)
                                    ___________  ___________
        Total Stockholders' Equity       31,266       34,665
                                    ___________  ___________
                                      $  31,451     $ 35,564
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

                                BIOETHICS, LTD.
                         [A Development Stage Company]


                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                       For the Three      For the Six        From Inception
                        Months Ended      Months Ended      on February 11,
                          June 30,          June 30,          1990 Through
                    ___________________ ___________________     June 30,
                       1999      1998     1999      1998          1999
                    _________ _________ _________ _________ _______________
REVENUE              $     -   $     -   $     -   $     -     $       -
                    _________ _________ _________ _________ _______________
EXPENSES:
  General and
   administrative      1,107     2,765     3,399     2,765         9,734
                    _________ _________ _________ _________ _______________

LOSS BEFORE INCOME
 TAXES                (1,107)   (2,765)   (3,399)   (2,765)       (9,734)

CURRENT TAX EXPENSE        -         -         -         -             -

DEFERRED TAX EXPENSE       -         -         -         -             -
                    _________ _________ _________ _________ _______________

NET LOSS             $(1,107)  $(2,765)  $(3,399)  $(2,765)    $  (9,734)
                    _________ _________ _________ _________ _______________

LOSS PER COMMON
 SHARE               $  (.00)  $  (.00)  $  (.00)  $  (.00)    $    (.00)
                    _________ _________ _________ _________ _______________


















   The accompanying notes are an integral part of these unaudited condensed financial statements.

                                BIOETHICS, LTD.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                            For the Six       From Inception
                                            Months Ended      on February 11,
                                            June 30,           1990 Through
                                         ___________________     June 30,
                                            1999     1998          1999
                                         _________ _________ ________________
Cash Flows Provided by Operating
 Activities:
  Net loss                                $(3,399)  $(2,765)    $  (9,734)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
    Depreciation and amortization               -         -             -
    Changes in assets and liabilities:
     Increase (decrease) in accounts
      payable                                (714)    2,746           185
                                         _________ _________ ________________
        Net Cash (Used) by
         Operating Activities              (4,113)      (19)       (9,549)
                                         _________ _________ ________________
Cash Flows Provided by Investing
 Activities:
  Payment of organization costs                 -         -             -
                                         _________ _________ ________________
        Net Cash Provided (Used)
         by Investing Activities                -         -             -
                                         _________ _________ ________________
Cash Flows Provided by Financing
 Activities:
  Proceeds from common stock issuance           -    40,000        41,000
                                         _________ _________ ________________
        Net Cash Provided by
         Financing Activities                   -    40,000        41,000
                                         _________ _________ ________________
Net Increase (Decrease) in Cash            (4,113)   39,981        31,451

Cash at Beginning of Period                35,564         -             -
                                         _________ _________ ________________
Cash at End of Period                     $31,451   $39,981     $  31,451
                                         _________ _________ ________________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                              $     -   $     -     $       -
    Income taxes                          $     -   $     -     $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the period ended June 30, 1999:
     None

  For the period ended June 30, 1998:
    None








   The accompanying notes are an integral part of these unaudited condensed financial statements.

                                BIOETHICS, LTD.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Bioethics, Ltd. (the Company) was organized under the laws of the State of Nevada on July 26, 1990. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company was organized to provide a vehicle for participating in potentially profitable business ventures which may become available through the personal contacts of, and at the complete discretion of, the Company's officers and directors. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 1999, there were no material deferred tax assets or liabilities, current or deferred tax expense, or net operating loss carryforwards.

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

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and six months ended June 30, 1999 and 1998 and from inception on February 11, 1990 through June 30, 1999:


                                                                       From
                           For the Three         For the Six       Inception on
                            Months Ended         Months Ended      February 11,
                              June 30,             June 30,        1990 Through
                       _____________________ _____________________   June 30,
                          1999       1998       1999       1998        1999
                       __________ __________ __________ __________ ____________
 Income (loss) from
  continuing operations
  applicable to common
  stock                 $ (1,107)  $ (2,765)  $ (3,399)  $ (2,765)   $ (9,734)
                       __________ __________ __________ __________ ____________
 Weighted average number
  of common shares
  outstanding used in
  earnings per share
  during the period    11,000,000  7,593,407 11,000,000  4,314,917   2,303,281
                       __________ __________ __________ __________ ____________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

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

                                 BIOETHICS, LTD.




Date: August 6, 1999             By /s/ Mark J. Cowan

                                   Mark J. Cowan
                                   President, Chief Executive
                                   Officer, Chief Financial
                                   Officer and Director