Form 10QSB
period 1999-09-30
BIOETHICS LTD
filed 1999-11-09
CIK 894560

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ______________________

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1999

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

                               X Yes       ___  No

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                Outstanding as of November 2, 1999
         Common Stock                       11,000,000

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                BIOETHICS, LTD.
                         [A Development Stage Company]

                      UNAUDITED CONDENSED BALANCE SHEETS


                                    ASSETS


                                   September 30,  December 31,
                                        1999          1998
                                    ___________   ___________
CURRENT ASSETS:
  Cash in bank                        $  31,250      $ 35,564
                                    ___________   ___________
        Total Current Assets             31,250        35,564
                                    ___________   ___________
                                      $  31,250      $ 35,564
                                    ___________   ___________

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                    $   1,146      $    899
                                    ___________   ___________
        Total Current Liabilities         1,146           899
                                    ___________   ___________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                           11,000        11,000
  Capital in excess of par value         30,000        30,000
  Deficit accumulated during the
   development stage                    (10,896)       (6,335)
                                    ___________   ___________
        Total Stockholders' Equity       30,104        34,665
                                    ___________   ___________
                                      $  31,250      $ 35,564
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

                                BIOETHICS, LTD.
                         [A Development Stage Company]


                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                          For the Three     For the Nine   From Inception
                          Months Ended      Months Ended   on February 11,
                          September 30,     September 30,    1990 Through
                        _________________ _________________ September 30,
                          1999     1998     1999     1998       1999
                        ________ ________ ________ ________ _____________
REVENUE                 $     -  $     -  $     -  $     -    $      -
                        ________ ________ ________ ________ _____________
EXPENSES:
  General and
    administrative        1,162    1,671    4,561    4,436      10,896
                        ________ ________ ________ ________ _____________

LOSS BEFORE INCOME
  TAXES                  (1,162)  (1,671)  (4,561)  (4,436)    (10,896)

CURRENT TAX EXPENSE           -        -        -        -           -

DEFERRED TAX EXPENSE          -        -        -        -           -
                        ________ ________ ________ ________ _____________

NET LOSS                $(1,162) $(1,671) $(4,561) $(4,436)   $(10,896)
                        ________ ________ ________ ________ _____________

LOSS PER COMMON
  SHARE                 $  (.00) $  (.00) $  (.00) $  (.00)   $   (.00)
                        ________ ________ ________ ________ _____________


















   The accompanying notes are an integral part of these unaudited condensed financial statements.

                                BIOETHICS, LTD.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                            For the Nine    From Inception
                                            Months Ended    on February 11,
                                            September 30,    1990 Through
                                          _________________  September 30,
                                            1999     1998        1999
                                          ________ ________ ______________
Cash Flows Provided by Operating
 Activities:
  Net loss                                $(4,561) $(4,436)    $(10,896)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Depreciation and amortization               -        -            -
    Changes in assets and liabilities:
     Increase in accounts payable             247        -        1,146
                                          ________ ________ ______________
        Net Cash (Used) by Operating
         Activities                        (4,314)  (4,436)      (9,750)
                                          ________ ________ ______________
Cash Flows Provided by Investing
 Activities:
  Payment of organization costs                 -        -            -
                                          ________ ________ ______________
        Net Cash Provided (Used) by
         Investing Activities                   -        -            -
                                          ________ ________ ______________
Cash Flows Provided by Financing
 Activities:
  Proceeds from common stock issuance           -   40,000       41,000
                                          ________ ________ ______________
        Net Cash Provided by Financing
         Activities                             -   40,000       41,000
                                          ________ ________ ______________
Net Increase (Decrease) in Cash            (4,314)  35,564       31,250

Cash at Beginning of Period                35,564        -            -
                                          ________ ________ ______________
Cash at End of Period                     $31,250  $35,564     $ 31,250
                                          ________ ________ ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                              $     -  $     -     $      -
    Income taxes                          $     -  $     -     $      -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the period ended September 30, 1999:
    None

  For the period ended September 30, 1998:
    None








   The accompanying notes are an integral part of these unaudited condensed financial statements.

                                BIOETHICS, LTD.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Bioethics, Ltd. (the Company) was organized under the laws of the State of Nevada on July 26, 1990. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in the Statement of Financial Accounting Standards (SFAS) No. 7. The Company was organized to provide a vehicle for participating in potentially profitable business ventures which may become available through the personal contacts of, and at the complete discretion of, the Company's officers and directors. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 1999, there were no material deferred tax assets or liabilities, current or deferred tax expense, or net operating loss carryforwards.

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

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and six months ended September 30, 1999 and 1998 and from inception on February 11, 1990 through September 30, 1999:


                                                                      From
                          For the Three        For the Nine       Inception on
                          Months Ended         Months Ended        February 11,
                          September 30,        September 30,      1990 Through
                      _____________________ _____________________ September 30,
                         1999       1998       1999       1998        1999
                      __________ __________ __________ __________ _____________
Income (loss) from
 continuing operations
 applicable to common
 stockholders          $(1,162)   $(1,671)   $(4,561)   $(4,436)     $(10,896)
                      __________ __________ __________ __________ _____________
Weighted average number
 of common shares
 outstanding used in
 earnings per share
 during the period    11,000,000 11,000,000 11,000,000  5,542,125   2,541,903
                      __________ __________ __________ __________ _____________

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

     The Company will not restrict its search for any specific kind of firms, but may participate in a venture in its preliminary or development stage, or may participate in a business that is already in operation or in a business in various stages of its corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate, in that the venture may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. In some instances, the business endeavors may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.

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

                                 BIOETHICS, LTD.




Date: November 2, 1999            By /s/ Mark J. Cowan

                                   Mark J. Cowan
                                   President, Chief Executive
                                   Officer, Chief Financial
                                   Officer and Director