Form 10KSB
period 1999-12-31
BIOETHICS LTD
filed 2000-02-29
CIK 894560

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ______________________

                                  FORM 10-KSB

                            Annual Report Pursuant
                         to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                           For the fiscal year ended
                               December 31, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X

     Issuers revenues for its most recent fiscal year: None.

     The aggregate market value of voting stock held by non-affiliates of the registrant at December 31, 1998: The common voting stock of the registrant is not publicly traded and has no readily ascertainable fair market value.

     Shares outstanding of the registrant's common stock as of January 31, 2000: 11,000,000.

Bioethics, Ltd.


                      TABLE OF CONTENTS TO ANNUAL REPORT
                                ON FORM 10-KSB
                         YEAR ENDED DECEMBER 31, 1999


                                    PART I
Item 1.   Description of Business                                       3
Item 2.   Description of Properties                                     3
Item 3.   Legal Proceedings                                             4
Item 4.   Submission of Matters to a Vote of Security Holders           4

                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                           5
Item 6.   Management's Discussion and Analysis or Plan of Operation     5
Item 7.   Financial Statements                                          6
Item 8.   Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure                                      6

                                   PART III
Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act 7
Item 10.  Executive Compensation                                        7
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management                                                    8
Item 12.  Certain Relationships and Related Transactions                8
Item 13.  Exhibits and Reports on Form 8-K                              8

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






                 [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
Matters.


Market Information

     To the knowledge of current management, there is no public trading market for the Company's common stock.

Holders

     At January 31, 2000, there were approximately 385 holders of record of the Company's common stock.

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

Year 2000

  The Company has accessed year 2000 issues and determined that such issues will not materially effect the Company's business, results of operations or financial condition. The Company assessment is based in part on the fact that the Company does not presently conduct any business, has no operations, has only nominal assets comprised primarily of cash on deposit with a federally insured bank, has not experienced year 2000 issues to date and does not own a computer or any software.

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

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Identify Directors and Executive Officers

     Set forth below is certain information concerning each of the directors and executive officers of the Company as of January 31, 2000:

                                                            With
                                                           Company
        Name        Age            Position                 Since
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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of January 31, 2000, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers as a group. As of January 31, 2000, the Company had 11,000,000 shares of common stock outstanding.

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

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

     Listed on page 10 hereof.

Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1999.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                 Bioethics, Ltd.
                                 (Registrant)



Date: January 31, 2000           By /s/ Mark Cowan
                                    Mark Cowan
                                 Chairman, Chief Executive
                                 Officer, Chief Financial
                                 Officer and Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                      Title                    Date

   /s/ Mark Cowan       Chairman, Chief Executive          January 31,
                        Officer, Chief Financial Officer   2000
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

                               DECEMBER 31, 1999

























                        PRITCHETT, SILER & HARDY, P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS

                                BIOETHICS, LTD.
                         [A Development Stage Company]




                                   CONTENTS

                                                                PAGE

        -  Independent Auditors' Report                          13


        -  Balance Sheets, December 31, 1999 and 1998            14


        -  Statement of Operations, for the years ended
             December 31, 1999, 1998 and 1997, and
             from inception on July 26, 1990 through
             December 31, 1999                                   15


        -  Statement of Stockholders' Equity,
             from inception on July 26, 1990
             through December 31, 1999                        16 - 17


        -  Statements of Cash Flows, for the years ended
             December 31, 1999, 1998 and 1997, and
             from inception on July 26, 1990 through
             December 31, 1999                                   18


        -  Notes to Financial Statements                      19 - 21

                         INDEPENDENT AUDITORS' REPORT



Board of Directors
BIOETHICS, LTD.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Bioethics, Ltd. [a development stage company] at December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 and from inception on July 26, 1990 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Bioethics, Ltd. as of and for the years ended December 31, 1997 and for the period from inception on July 26, 1990 through December 31, 1997 were audited by other auditors whose report, dated January 31, 1999, expressed an unqualified opinion on these financial statements. The financial statements for the period from inception on July 26, 1990 though December 31, 1999 reflect a net loss of $1,000 of the total net loss. The other auditors report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of Bioethics, Ltd. as of December 31, 1999, and 1998 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the period from inception through December 31, 1999, in conformity with generally accepted accounting principles.

/s/ Pritchett, Siler & Hardy, P.C.
PRITCHETT, SILER & HARDY, P.C.

January 24, 2000
Salt Lake City, Utah

                                BIOETHICS, LTD.
                         [A Development Stage Company]

                                BALANCE SHEETS


                                    ASSETS


                                             December 31,  December 31,
                                                 1999          1998
                                             ___________  ___________
CURRENT ASSETS:
  Cash in bank                                 $  29,804     $ 35,564
                                             ___________  ___________

                                               $  29,804     $ 35,564
                                             ___________  ___________

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                             $     670     $    899
                                             ___________  ___________
        Total Current Liabilities                    670          899
                                             ___________  ___________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                    11,000       11,000
  Capital in excess of par value                  30,000       30,000
  Deficit accumulated during the
    development stage                            (11,866)      (6,335)
                                             ___________  ___________
        Total Stockholders' Equity                29,134       34,665
                                             ___________  ___________
                                               $  29,804     $ 35,564
                                             ___________  ___________



















  The accompanying notes are an integral part of these financial statements.

                                BIOETHICS, LTD.
                         [A Development Stage Company]


                           STATEMENTS OF OPERATIONS


                                                               From Inception
                                  For the Year Ended              on July 26,
                                     December 31,               1990 Through
                           ________________________________      December 31,
                              1999       1998       1997            1999
                           __________ __________ __________    ______________
REVENUE :
  Sales                     $      -   $      -   $      -        $        -
                           __________ __________ __________    ______________
EXPENSES:
  General and
   administrative              5,531      5,335          -            11,866
                           __________ __________ __________    ______________

LOSS BEFORE INCOME TAXES      (5,531)    (5,335)         -           (11,866)

CURRENT TAX EXPENSE                -          -          -                 -

DEFERRED TAX EXPENSE               -          -          -                 -
                           __________ __________ __________     _____________
NET LOSS                    $ (5,531)  $ (5,335)  $      -         $ (11,866)
                           __________ __________ __________     _____________

LOSS PER COMMON SHARE       $   (.00)  $   (.00)  $   (.00)        $    (.00)
                           __________ __________ __________     _____________




















  The accompanying notes are an integral part of these financial statements.

                                BIOETHICS, LTD.
                         [A Development Stage Company]

                       STATEMENT OF STOCKHOLDERS' EQUITY

                  FROM THE DATE OF INCEPTION ON JULY 26, 1990

                           THROUGH DECEMBER 31, 1999

                                                                     Deficit
                                                                   Accumulated
                                   Common Stock        Capital in    During the
                               _____________________   Excess of   Development
                                  Shares     Amount    Par Value      Stage
                               __________ __________  ___________  ___________
BALANCE, July 26, 1990                  -   $      -    $       -    $      -

Issuance of 1,000,000 shares
  common stock for cash,
  July, 1990 at $.001
  per share                     1,000,000      1,000            -           -

Net loss for period
  ended December 31, 1990               -          -            -      (1,000)
                               __________ __________  ___________  ___________
BALANCE, December 31, 1990      1,000,000      1,000            -      (1,000)

Net loss for the year
  ended December 31, 1991               -          -            -           -
                               __________ __________ ____________  ___________
BALANCE, December 31, 1991      1,000,000      1,000            -      (1,000)

Net loss for the year
  ended December 31, 1992               -          -            -           -
                               __________ __________ ____________  ___________
BALANCE, December 31, 1992      1,000,000      1,000            -      (1,000)

Net loss for the year
  ended December 31, 1993               -          -            -           -
                               __________ __________ ____________  ___________
BALANCE, December 31, 1993      1,000,000      1,000            -      (1,000)

Net loss for the year
  ended December 31, 1994               -          -            -           -
                               __________ __________ ____________  ___________
BALANCE, December 31, 1994      1,000,000      1,000            -      (1,000)

Net loss for the year
  ended December 31, 1995               -          -            -           -
                               __________ __________ ____________  ___________
BALANCE, December 31, 1995      1,000,000      1,000            -      (1,000)

Net loss for the year
  ended December 31, 1996               -          -            -           -
                               __________ __________ ____________  ___________
BALANCE, December 31, 1996      1,000,000      1,000            -      (1,000)

Net loss for the year
  ended December 31, 1997               -          -            -           -
                               __________ __________ ____________  ___________
                                       [Continued]

                                BIOETHICS, LTD.
                         [A Development Stage Company]

                       STATEMENT OF STOCKHOLDERS' EQUITY

                  FROM THE DATE OF INCEPTION ON JULY 26, 1990

                           THROUGH DECEMBER 31, 1999

                                  [Continued]


                                                                     Deficit
                                                                   Accumulated
                                   Common Stock        Capital in  During the
                               _____________________   Excess of   Development
                                 Shares      Amount    Par Value      Stage
                               ___________ _________  ___________  ___________
BALANCE, December 31, 1997       1,000,000  $  1,000    $       -    $ (1,000)

Issuance of 10,000,000 shares
  common stock for cash,
  May, 1998 at $.004
  per share                     10,000,000     10,000      30,000           -

Net loss for the year
  ended December 31, 1998                -          -           -      (5,335)
                               ___________ __________  __________  ___________
BALANCE, December 31, 1998      11,000,000     11,000      30,000      (6,335)

Net loss for the year
  ended December 31, 1999                                              (5,531)
                               ___________ __________  __________  ___________
BALANCE, December 31, 1999      11,000,000  $  11,000   $  30,000   $ (11,866)
                               ___________ __________  __________  ___________















  The accompanying notes are an integral part of these financial statements.

                                BIOETHICS, LTD.
                         [A Development Stage Company]

                           STATEMENTS OF CASH FLOWS

                                                                 From Inception
                                       For the Year Ended          on July 26,
                                          December 31,            1990 Through
                                __________ __________ __________   December 31,
                                   1999       1998       1997         1999
                                __________ __________ __________  ____________
Cash Flows from Operating
   Activities:
  Net loss                       $ (5,531)  $ (5,335)  $      -    $  (11,866)
  Adjustments to reconcile net
    loss to net cash used by
    operating activities:
     Depreciation and amortization      -          -          -             -
     Changes in assets and
        liabilities:
       Accounts payable              (229)       899          -           670
                                __________ __________ __________  ____________
        Net Cash to Operating
          Activities               (5,760)    (4,436)         -       (11,196)
                                __________ __________ __________  ____________
Cash Flows from Investing
   Activities:
  Payment of organization costs         -          -          -             -
                                __________ __________ __________  ____________
        Net Cash to Investing
           Activities                   -          -          -             -
                                __________ __________ __________  ____________
Cash Flows from Financing
   Activities:
  Proceeds from common stock
     issuance                           -     40,000          -        41,000
                                __________ __________ __________ _____________
        Net Cash from Financing
           Activities                   -     40,000          -        41,000
                                __________ __________ __________ _____________
Net Increase (Decrease) in Cash  $ (5,760)  $ 35,564          -   $    29,804

Cash at Beginning of Period        35,564          -          -             -
                                __________ __________ __________ _____________
Cash at End of Period            $ 29,804   $ 35,564   $      -   $    29,804
                                __________ __________ __________ _____________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period
     for:
    Interest                     $      -   $      -   $      -   $         -
    Income taxes                 $      -   $      -   $      -   $         -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the period ended December 31, 1999:
     None

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

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities." and SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" were recently issued. SFAS No. 132, 133, 134 and 135 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

                                BIOETHICS, LTD.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 1999, the Company has available unused operating loss carryforwards of approximately $11,500, which may be applied against future taxable income and which expire in 2005 through 2019.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $3,900 and $2,000 as of December 31, 1999 and 1998, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $1,900 during 1999.

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

                                BIOETHICS, LTD.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 6 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                                                                  From Inception
                                        For the Year Ended          on July 26,
                                           December 31,            1990 Through
                                 __________ __________ __________   December 31,
                                    1999       1998       1997          1999
                                 __________ __________ __________  _____________
    Income (loss) available to
      common stockholders used
      in income (loss) per share
      (Numerator)                 $  (5,531) $  (5,335) $      -     $  (11,866)
                                 __________ __________ __________  _____________
    Weighted average number of
      common shares outstanding
      used in earnings per share
      during the period
      (Denominator)              11,000,000  7,684,932  1,000,000     2,767,800
                                 __________ __________ __________  _____________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.