Form 10QSB
period 2000-03-31
BIOETHICS LTD
filed 2000-05-09
CIK 894560

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            ______________________

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 2000

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

             Class                Outstanding as of May 6, 2000
         Common Stock                       11,000,000

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.












                                BIOETHICS, LTD.
                         [A Development Stage Company]

                   UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                MARCH 31, 2000

                                BIOETHICS, LTD.
                         [A Development Stage Company]




                                   CONTENTS

                                                                PAGE

             Accountants' Review Report                            4


             Unaudited Condensed Balance Sheets, March 31,
              2000 and December 31, 1999                           5


             Unaudited Condensed Statements of Operations,
              for the three months ended March 31, 2000 and
              1999 and for the period from inception on July 26,
              1990 through March 31, 2000                           6

             Unaudited Condensed Statements of Cash Flows,
              for the three months ended March 31, 2000 and
              1999 and for the period from inception on July 26,
              1990 through March 31, 2000                           7


              Notes to Unaudited Condensed Financial Statements   8 - 10

                          ACCOUNTANTS' REVIEW REPORT



Board of Directors
BIOETHICS, LTD.
South Weber, Utah

We have reviewed the accompanying condensed balance sheet of Bioethics, LTD. (A Development Stage Company) as of March 31, 2000, and the related condensed statements of operations and cash flows for the three months ended March 31, 2000 and 1999, and for the period from inception on July 26, 1990 through March 31, 2000. All information included in these financial statements is the representation of the management of Bioethics, LTD..

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements reviewed by us, in order for them to be in conformity with generally accepted accounting principles.


/S/Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

April 27, 2000
Salt Lake City, Utah

                                BIOETHICS, LTD.
                         [A Development Stage Company]

                           CONDENSED BALANCE SHEETS

                 [Unaudited - See Accountants' Review Report}

                                    ASSETS


                                          March 31,   December 31,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $   27,777   $   29,804
                                         ___________  ___________
        Total Current Assets                  27,777       29,804
                                         ___________  ___________
                                          $   27,777   $   29,804
                                         ___________  ___________


                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $    1,760   $      670
                                         ___________  ___________
        Total Current Liabilities              1,760          670
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   0 shares issued and outstanding                 -            -
  Common stock, $.001 par value,
   20,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                11,000       11,000
  Capital in excess of par value              30,000       30,000
  Deficit accumulated during the
   development stage                         (14,983)     (11,866)
                                         ___________  ___________
        Total Stockholders' Equity            26,017       29,134
                                         ___________  ___________
                                          $   27,777   $   29,804
                                         ___________  ___________




Note: The Balance Sheet as of December 31, 1999, was taken from the audited financial statements at that date and condensed.

   The accompanying notes are an integral part of these unaudited condensed financial statements.

                                BIOETHICS, LTD.
                         [A Development Stage Company]


                      CONDENSED STATEMENTS OF OPERATIONS

                 [Unaudited - See Accountants' Review Report]


                                       For the Three  From Inception
                                        Months Ended   on July 26,
                                         March 31,     1990 Through
                                   ____________________ March 31,
                                       2000      1999      2000
                                   __________  ________  ________

REVENUE                             $       -  $      -  $      -

EXPENSES:
  General and Administrative          (3,117)   (2,292)  (14,983)
                                   __________  ________  ________

LOSS BEFORE INCOME TAXES              (3,117)   (2,292)  (14,983)

CURRENT TAX EXPENSE                         -         -         -

DEFERRED TAX EXPENSE                        -         -         -
                                   __________  ________  ________

NET LOSS                            $ (3,117)  $(2,292)  $(14,983)
                                   __________  ________  ________

LOSS PER COMMON SHARE               $   (.00)  $  (.00)  $  (.01)
                                   __________  ________  ________



















   The accompanying notes are an integral part of these unaudited condensed financial statements.

                                BIOETHICS, LTD.
                         [A Development Stage Company]

                      CONDENSED STATEMENTS OF CASH FLOWS

                 [Unaudited - See Accountants' Review Report]

                                       For the Three   From Inception
                                        Months Ended    on July 26,
                                         March 31,      1990 Through
                                   ____________________  March 31,
                                       2000      1999      2000
                                   __________  ________  ________
Cash Flows From Operating
  Activities:
 Net loss                          $   (3,117) $ (2,292) $(14,983)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
  Changes is assets and liabilities:
   Increase in accounts payable         1,090     1,326     1,760
                                    __________  ________  ________
     Net Cash (Used) by
       Operating Activities            (2,027)     (966)  (13,223)
                                    __________  ________  ________
Cash Flows From Investing
  Activities                                -         -         -
                                    __________  ________  ________
  Net Cash Provided by Investing
    Activities                              -         -         -
                                    __________  ________  ________
Cash Flows From Financing
  Activities:
 Proceeds from issuance of common
  stock                                     -         -    41,000
                                    __________  ________  ________
     Net Cash Provided by Financing
       Activities                           -         -    41,000
                                    __________  ________  ________
Net Increase (Decrease)  in Cash      (2,027)     (966)    27,777

Cash at Beginning of Period            29,804    35,564         -
                                    __________  ________  ________
Cash at End of Period                $ 27,777  $ 34,598  $ 27,777
                                    __________  ________  ________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                          $      -  $      -  $      -
   Income taxes                      $      -  $      -  $      -

Supplemental Schedule of Noncash Investing and Financing Activities:
 For the periods ended March 31, 2000 and 1999
     None





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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. the results of operations for the periods ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

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

  Recently  Enacted  Accounting Standards - Statement  of  Financial  Accounting
  Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities.", SFAS No. 135 "Rescission of FASB Statement No. 75 and Technical Corrections", SFAS No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others, " and SFAS No. 137, " Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)," were recently issued. SFAS No. 132, 133, 134, 135, 136, and 137 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2000, the Company has available unused operating loss carryforwards of approximately $8,500, which may be applied against future taxable income and which expire in 2005 through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $4,900 as of March 31, 2000, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $1,100 during the three months ended March 31, 2000.

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

                                BIOETHICS, LTD.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                                        For the Three        From Inception
                                         Months Ended          on July 26,
                                          March 31,            1990 Through
                                    _____________________      March 31,
                                      2000         1999          2000
                                   _________      ________     _________
    Income (loss) available to
      common stockholders used
      in income (loss) per share
      (Numerator)                    $(3,117)      $(2,292)     $(14,983)
                                    _________      ________      ________
    Weighted average number of
      common shares outstanding
      used in earnings per share
      during the period
      (Denominator)                11,000,000     11,000,000    2,979,638
                                  ____________    ___________   __________

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

Forward-Looking Statements

     When used in this Form 10-QSB or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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




Date: May 5, 2000              By: /s/ Mark J. Cowan

                                   Mark J. Cowan
                                   President, Chief Executive
                                   Officer, Chief Financial
                                   Officer and Director