Form 10QSB
period 2000-06-30
BIOETHICS LTD
filed 2000-08-14
CIK 894560

FORM 10-QSB

             U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549
                     ______________________

        Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

          For the Quarterly Period Ended June 30, 2000

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

                       X Yes        __ No

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class               Outstanding as of July 10, 2000
         Common Stock                       11,000,000

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.







                         BIOETHICS, LTD.
                  [A Development Stage Company]

            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                          JUNE 30, 2000

                         BIOETHICS, LTD.
                  [A Development Stage Company]



                            CONTENTS

                                                          PAGE

           Accountants' Review Report                       4


           Unaudited Condensed Balance Sheets, June 30,
            2000 and December 31, 1999                      5


           Unaudited Condensed Statements of Operations,
            for the three and six months ended June 30,
            2000 and 1999 and for the period from
            inception on July 26,1990 through June 30,
	      2000                                            6

           Unaudited Condensed Statements of Cash Flows,
            for the six months ended June 30, 2000 and
            1999 and for the period from inception on
            July 26, 1990 through June 30, 2000             7


           Notes to Unaudited Condensed Financial
            Statements                                 8 - 10

                   ACCOUNTANTS' REVIEW REPORT



Board of Directors
BIOETHICS, LTD.
South Weber, Utah

We have reviewed the accompanying condensed balance sheet of Bioethics, LTD. (A Development Stage Company) as of June 30, 2000, and the related condensed statements of operations for the three and six months ended June 30, 2000 and for the period from inception on July 26, 1990 through June 30, 2000 and the statements of cash flows for the six months ended June 30, 2000 and for the period from inception on July 26, 1990 through June 30, 2000. All information included in these financial statements is the representation of the management of Bioethics, LTD.

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

July 28, 2000
Salt Lake City, Utah

                         BIOETHICS, LTD.
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS

          [Unaudited - See Accountants' Review Report}

                             ASSETS


                                           June 30,   December 31,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $   26,017   $   29,804
                                         ___________  ___________
        Total Current Assets                  26,017       29,804
                                         ___________  ___________
                                          $   26,017   $   29,804
                                        ____________ ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $      850   $      670
                                         ___________  ___________
        Total Current Liabilities                850          670
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   0 shares issued and outstanding                 -            -
  Common stock, $.001 par value,
   20,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                11,000       11,000
  Capital in excess of par value              30,000       30,000
  Deficit accumulated during the
    development stage                       (15,833)     (11,866)
                                         ___________  ___________
        Total Stockholders' Equity            25,167       29,134
                                         ___________  ___________
                                          $   26,017   $   29,804
                                        ____________ ____________




Note:The Balance Sheet as of December 31, 1999, was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         BIOETHICS, LTD.
                  [A Development Stage Company]


               CONDENSED STATEMENTS OF OPERATIONS

          [Unaudited - See Accountants' Review Report]



                         For the Three  For the Six     From Inception
                         Months Ended   Months Ended      on July 26,
                           June 30,       June 30,      1990 Through
                    __________________  ________________   June 30,
                       2000     1999      2000    1999      2000
                    ________  ________  _______  _______  ___________
REVENUE:            $      -  $      -  $     -  $     -  $         -
                    ________  ________  _______  _______  ___________
EXPENSES:
  General and
   Administrative        850     1,107    3,967    3,399       15,833
                    ________  ________  _______  _______  ___________

LOSS BEFORE INCOME
  TAXES                 (850)   (1,107)  (3,967)  (3,399)     (15,833)

CURRENT TAX EXPENSE        -         -        -        -            -

DEFERRED TAX EXPENSE       -         -        -        -            -
                    ________  ________  _______  _______  ___________

NET LOSS            $   (850) $ (1,107) $(3,967) $(3,399) $   (15,833)
                    ________  ________  _______  _______  ___________

LOSS PER COMMON
  SHARE             $   (.00) $   (.00) $  (.00) $  (.00) $      (.00)
                    ________  ________  _______  _______  ___________




















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         BIOETHICS, LTD.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

          [Unaudited - See Accountants' Review Report]

                                          For the Six    From Inception
                                         Months Ended      on July 26,
                                            June 30,      1990 Through
                                       __________________   June 30,
                                         2000      1999       2000
                                       ________  ________  ___________
Cash Flows From Operating
  Activities:
 Net loss                              $ (3,967) $ (3,399) $   (15,833)
 Adjustments to reconcile net loss to
  net cash used by operating
  activities:
   Stock issued for services                  -         -            -
   Changes is assets and liabilities:
    Increase (Decrease) in accounts
      payable                               180      (714)         850
                                       ________  ________  ___________
     Net Cash Provided (Used) by
       Operating Activities               (3,787)  (4,113)     (14,983)
                                       ________  ________  ___________
Cash Flows From Investing
  Net Cash Provided by Investing
    Activities                                -         -            -
                                       ________  ________  ___________
Cash Flows From Financing
  Activities:
 Proceeds from issuance of common
  stock                                       -         -       41,000
                                       ________  ________  ___________
     Net Cash Provided by Financing
       Activities                             -         -       41,000
                                       ________  ________  ___________

Net Increase (decrease) in Cash          (3,787)   (4,113)      26,017

Cash at Beginning of Period              29,804    35,564            -
                                       ________  ________  ___________

Cash at End of Period                  $ 26,017  $ 31,451  $    26,017
                                       ________  ________  ___________

Supplemental Disclosures of Cash Flow
  Information:

 Cash paid during the period for:
   Interest                            $      -  $      -  $         -
   Income taxes                        $      -  $      -  $         -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the periods ended June 30, 2000 and 1999
     None








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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 6].

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2000, the Company has available unused operating loss carryforwards of approximately $15,800, which may be applied against future taxable income and which expire in 2005 through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $5,300 as of June 30, 2000, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $1,400 during the six months ended June 30, 2000.

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

                         BIOETHICS, LTD.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - EARNINGS (LOSS) PER SHARE

  The  following  data  show the amounts used in  computing  income
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:


                        For the Three       For the Six       From Inception
                        Months Ended        Months Ended       on July 26,
                          June 30,             June 30,       1990 Through
                   _____________________   ___________________  June 30,
                      2000       1999        2000      1999       2000
                   __________ __________ __________ __________ __________
  Income (loss)
   available to
   common
   stockholders
   used in income
   (loss) per share
  (Numerator)      $     (850)$   (1,107)$  (3,967)$  (3,399) $   (15,833)
                   __________ __________ __________ __________ __________
  Weighted average
    number of common
    shares outstanding
    used in earnings
    per share during
    the period
    (Denominator)  11,000,000 11,000,000 11,000,000 11,000,000  3,180,866
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

                                 BIOETHICS, LTD.




Date: August 11, 2000            By /s/ Mark J. Cowan

                                   Mark J. Cowan
                                   President, Chief Executive
                                   Officer, Chief Financial
                                   Officer and Director

                          EXHIBIT 27.1

                    (Financial Data Schedule)
                     Financial Data Schedule
          For the Six Month Period Ended June 30, 2000

                         BioEthics, Ltd.