Form 10QSB
period 2000-09-30
BIOETHICS LTD
filed 2000-11-14
CIK 894560

FORM 10-QSB

             U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549
                     ______________________

        Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

        For the Quarterly Period Ended September 30, 2000

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

                       _X  Yes        ___  No

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                Outstanding as of November 6, 2000
         Common Stock                       11,000,000

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.














                         BIOETHICS, LTD.
                  [A Development Stage Company]

            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000

                         BIOETHICS, LTD.
                  [A Development Stage Company]




                            CONTENTS

                                                          PAGE


          Unaudited Condensed Balance Sheets,
            September 30, 2000 and December 31,
            1999                                           2


          Unaudited Condensed Statements of Operations,
            for the three and nine months ended
            September 30, 2000 and 1999 and for the
            period from inception on July 26, 1990
            through September 30, 2000                     3

          Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2000
            and 1999 and for the period from inception
            on July 26, 1990 through September 30, 2000    4


         Notes to Unaudited Condensed Financial
           Statements                                  5 - 7

                         BIOETHICS, LTD.
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS

                           [Unaudited]

                             ASSETS


                                        September 30, December 31,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $   24,597   $   29,804
                                         ___________  ___________
        Total Current Assets                  24,597       29,804
                                         ___________  ___________
                                          $   24,597   $   29,804
                                        ____________ ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $      775   $      670
                                         ___________  ___________
        Total Current Liabilities                775          670
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   0 shares issued and outstanding                 -            -
  Common stock, $.001 par value,
   20,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                11,000       11,000
  Capital in excess of par value              30,000       30,000
  Deficit accumulated during the
    development stage                       (17,178)     (11,866)
                                         ___________  ___________
        Total Stockholders' Equity            23,822       29,134
                                         ___________  ___________
                                          $   24,597   $   29,804
                                         ___________  ___________




Note:The Balance Sheet as of December 31, 1999, was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         BIOETHICS, LTD.
                  [A Development Stage Company]


               CONDENSED STATEMENTS OF OPERATIONS

                           [Unaudited]



                  For the Three      For the Nine     From Inception
                   Months Ended      Months Ended       on July 26,
                   September 30,     September 30,    1990 Through
                __________________  _________________ September 30,
                   2000     1999      2000    1999         2000
                _________ ________  ________ ________ ____________
REVENUE:        $       - $      -  $      - $      - $          -
                _________ ________  ________ ________ ____________
EXPENSES:
  General and
   Administrative   1,345    1,162     5,312    4,561       17,178
                _________ ________  ________ ________ ____________

LOSS BEFORE INCOME
  TAXES            (1,345)  (1,162)   (5,312)  (4,561)     (17,178)

CURRENT TAX
 EXPENSE                -        -         -        -            -

DEFERRED TAX
 EXPENSE                -        -         -        -            -
                _________ ________  ________ ________ ____________

NET LOSS        $  (1,345)$ (1,162) $ (5,312)$ (4,561)$    (17,178)
                _________ ________  ________ ________ ____________

LOSS PER COMMON
 SHARE          $    (.00)$   (.00) $   (.00)$   (.00)$       (.01)
                _________ ________  ________ ________ ____________


















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         BIOETHICS, LTD.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

                           [Unaudited]

                                     For the Nine     From Inception
                                     Months Ended       on July 26,
                                     September 30,     1990 Through
                                   __________________  September 30,
                                      2000    1999        2000
                                   _________ ________  ____________
Cash Flows From Operating
  Activities:
 Net loss                          $  (5,312)$ (4,561) $    (17,178)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
  Stock issued for services                -        -             -
  Changes is assets and
   liabilities:
    Increase (decrease) in
     accounts payable                    105      247           775
                                   _________ ________  ____________
     Net Cash Provided (Used) by
       Operating Activities           (5,207)  (4,314)      (16,403)
                                   _________ ________  ____________
Cash Flows From Investing
  Net Cash Provided by Investing
    Activities                             -        -             -
                                   _________ ________  ____________
Cash Flows From Financing
  Activities:
 Proceeds from issuance of
  common stock                             -        -        41,000
                                   _________ ________  ____________
     Net Cash Provided by
      Financing Activities                 -        -        41,000
                                   _________ ________  ____________
Net Increase (decrease) in Cash       (5,207)  (4,314)       24,597

Cash at Beginning of Period           29,804   35,564             -
                                   _________ ________  ____________
Cash at End of Period              $  24,597 $ 31,250  $     24,597
                                   _________ ________  ____________
Supplemental Disclosures of Cash Flow
  Information:

 Cash paid during the period for:
   Interest                        $       - $      -  $          -
   Income taxes                    $       - $      -  $          -

Supplemental Schedule of Noncash Investing and Financing
Activities:

  For the nine months ended September 30, 2000 and 1999
     None








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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2000, the Company has available unused operating loss carryforwards of approximately $17,100, which may be applied against future taxable income and which expire in 2005 through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $5,800 as of September 30, 2000, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $1,800 during the nine months ended September 30, 2000.

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

                         BIOETHICS, LTD.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - EARNINGS (LOSS) PER SHARE

  The  following  data  show the amounts used in  computing  income
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:


                      For the Three          For the Nine   From Inception
                       Months Ended          Months Ended     on July 26,
                       September 30,         September 30,   1990 Through
                  _____________________ _____________________ September 30,
                      2000     1999        2000       1999       2000
                  __________ __________ __________ __________ __________
    Income (loss)
    available to
    common
    stockholders
    used in income
    (loss) per
    share
    (Numerator)   $   (1,345)$   (1,162)$   (5,312)$   (4,561)$  (17,178)
                  __________ __________ __________ __________ __________
    Weighted
    average
    number of
    common
    shares
    outstanding
    used in
    earnings per
    share during
    the period
    (Denominator) 11,000,000 11,000,000 11,000,000 11,000,000 3,374,294
                  __________ __________ __________ __________ __________

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

                                 BIOETHICS, LTD.




Date: November 13, 2000         By /s/ Mark J. Cowan
                                    Mark J. Cowan
                                    President, Chief Executive
                                    Officer, Chief Financial
                                    Officer and Director

                          EXHIBIT 27.1



                     Financial Data Schedule
        For the Nine Month Period Ended September 30, 2000

                         BioEthics, Ltd.