Form 10KSB
period 2000-12-31
BIOETHICS LTD
filed 2001-03-30
CIK 894560

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

                                FORM 10-KSB

                          Annual Report Pursuant
                       to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


                         For the fiscal year ended
                             December 31, 2000

                          Commission file number
                                  _______

                              BIOETHICS, LTD.
             (Name of registrant as specified in its charter)


               Nevada                                 87-0485312
          (State or other                 (IRS employer identification no.)
   jurisdiction of incorporation)

      8092 South Juniper Court
      South Weber, Utah 84405                       (801) 476-8110
       (Address of principal                (Registrant's telephone number,
        executive offices)                       including area code)



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

     The aggregate market value of voting stock held by non-affiliates of the registrant at December 31, 2000: The common voting stock of the registrant is not publicly traded and has no readily ascertainable fair market value.

     Shares outstanding of the registrant's common stock as of March 15, 2001: 11,000,000.



                                   <1>



Bioethics, Ltd.


                    TABLE OF CONTENTS TO ANNUAL REPORT
                              ON FORM 10-KSB
                       YEAR ENDED DECEMBER 31, 2000


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



                                   <2>




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



                                   <3>




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




                                   <4>




                                  PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
            Matters.

Market Information

     To the knowledge of current management, there is no public trading market for the Company's common stock.

Holders

     At March 15, 2001, there were approximately 385 holders of record of the Company's common stock.

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



                                   <5>



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

Forward-Looking Statements

     When used in this Form 10-KSB or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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




                                   <6>





                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Identify Directors and Executive Officers

     Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 15, 2001:


                                                                       With
                                                                      Company
       Name           Age                   Position                   Since

   Mark Cowan (1)      32     Director, President, Chief Executive     1998
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



                                   <7>


Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of March 15, 2001, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers as a group. As of March 15, 2001, the Company had 11,000,000 shares of common stock outstanding.

                                         Percentage
                            Shares       of Shares
   Name and Address      Beneficially   Beneficially
Of Beneficial Owner(1)      Owned          Owned               Position

Mark Cowan                2,500,000          23%       Director, President,
                                                       Chief Executive Officer,
                                                       Chief Financial Officer,
                                                       Secretary and Treasurer

Directors and
Executive Officers as
a Group (1 person)        2,500,000          23%

Windsor Development
2522 Alice Drive
West Jordan, Utah 84084   2,000,000          18%
__________________________

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.


Item 12. Certain Relationships and Related Transactions.

     Not applicable.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

     Listed on page 10 hereof.

Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2000.



                                   <8>




                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                     Bioethics, Ltd.
                                     (Registrant)



Date: March 27, 2001                 By   /s/ Mark Cowan
                                       Mark Cowan
                                     Chairman, Chief Executive Officer,
                                     Chief Financial Officer and Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                        Title                         Date

   /s/ Mark Cowan    Chairman, Chief Executive Officer,       March 27, 2001
Mark Cowan           Chief Financial Officer and Secretary



                                   <9>




                               EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION OF EXHIBIT

   3(i) Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(i).1 of the Company's Form 10-Q, dated June 30, 1998).

   3(ii) Bylaws of the Company (Incorporated by reference to Exhibit 3(ii).1 of the Company's Form 10-Q, dated June 30, 1998).



                                   <10>

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2000

                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                     1


        -  Balance Sheet, December 31, 2000                 2


        -  Statements of Operations, for the
             years ended December 31, 2000
             and 1999, and from inception on
             July 26, 1990 through December 31,
             2000                                           3


        -  Statement of Stockholders' Equity,
             from inception on July 26, 1990
             through December 31, 2000                    4-5


        -  Statements of Cash Flows, for the
             years ended December 31, 2000
             and 1999, and from inception on
             July 26, 1990 through December 31,
             2000                                           6


        -  Notes to Financial Statements                7 - 9

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
BIOETHICS, LTD.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Bioethics, Ltd. [a development stage company] at December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and from inception on July 26, 1990 through
December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Bioethics, Ltd. as of and for the years ended December 31, 1997 and for the period from inception on July 26, 1990 through December 31, 1997 were audited by other auditors whose report, dated January 31, 1998, expressed an unqualified opinion on these financial statements. The financial statements for the period from inception on July 26, 1990 though December 31, 1997 reflect a net loss of $1,000 of the total net loss. The other auditors report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of Bioethics, Ltd. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from inception through December 31, 2000, in conformity with generally accepted accounting principles.


PRITCHETT, SILER & HARDY, P.C.

March 7, 2001
Salt Lake City, Utah

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS


                                                 December 31,
                                                    2000
                                                 ___________
CURRENT ASSETS:
  Cash                                           $    23,703
                                                 ___________

                                                 $    23,703
                                                 ___________

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $       650
                                                 ___________
        Total Current Liabilities                        650
                                                 ___________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                        11,000
  Capital in excess of par value                      30,000
  Deficit accumulated during the
   development stage                                 (17,947)
                                                 ___________
        Total Stockholders' Equity                    23,053
                                                 ___________
                                                 $    23,703
                                                 ___________



















 The accompanying notes are an integral part of this financial statement.

                              BIOETHICS, LTD.
                       [A Development Stage Company]


                         STATEMENTS OF OPERATIONS


                                                        From Inception
                                    For the Year Ended    on July 26,
                                        December 31,     1990 Through
                                   _____________________  December 31,
                                      2000      1999         2000
                                   __________ __________ ____________
REVENUE :
  Sales                            $        - $        - $          -
                                   __________ __________ ____________
EXPENSES:
  General and administrative            6,081      5,531       17,947
                                   __________ __________ ____________

LOSS BEFORE INCOME TAXES               (6,081)    (5,531)     (17,947)

CURRENT TAX EXPENSE                         -          -            -

DEFERRED TAX EXPENSE                        -          -            -
                                   __________ __________ ____________

NET LOSS                           $   (6,081)$   (5,531)$    (17,947)
                                   __________ __________ ____________

LOSS PER COMMON SHARE              $     (.00)$     (.00)$       (.01)
                                   __________ __________ ____________



















The accompanying notes are an integral part of these financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON JULY 26, 1990

                         THROUGH DECEMBER 31, 2000

                                                               Deficit
                                                             Accumulated
                                Common Stock      Capital in  During the
                            _____________________ Excess of  Development
                              Shares     Amount   Par Value     Stage
                            __________ __________ __________  __________
BALANCE, July 26, 1990               - $        - $        -  $        -

Issuance of 1,000,000
 shares common stock for
 cash, July, 1990 at
 $.001 per share             1,000,000      1,000          -           -

Net loss for period
 ended December 31, 1990             -          -          -      (1,000)
                            __________ __________ __________  __________
BALANCE, December 31, 1990   1,000,000      1,000          -      (1,000)

Net loss for the year
 ended December 31, 1991             -          -          -           -
                            __________ __________ __________  __________
BALANCE, December 31, 1991   1,000,000      1,000          -      (1,000)

Net loss for the year
 ended December 31, 1992             -          -          -           -
                            __________ __________ __________  __________
BALANCE, December 31, 1992   1,000,000      1,000          -      (1,000)

Net loss for the year
 ended December 31, 1993             -          -          -           -
                            __________ __________ __________  __________
BALANCE, December 31, 1993   1,000,000      1,000          -      (1,000)

Net loss for the year
 ended December 31, 1994             -          -          -           -
                            __________ __________ __________  __________
BALANCE, December 31, 1994   1,000,000      1,000          -      (1,000)

Net loss for the year
 ended December 31, 1995             -          -          -           -
                            __________ __________ __________  __________
BALANCE, December 31, 1995   1,000,000      1,000          -      (1,000)

Net loss for the year
 ended December 31, 1996             -          -          -           -
                            __________ __________ __________  __________
BALANCE, December 31, 1996   1,000,000      1,000          -      (1,000)

Net loss for the year
 ended December 31, 1997             -          -          -           -
                            __________ __________ __________  __________
                                [Continued]

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON JULY 26, 1990

                         THROUGH DECEMBER 31, 2000

                                [Continued]


                                                               Deficit
                                                             Accumulated
                                Common Stock      Capital in  During the
                            _____________________ Excess of  Development
                              Shares     Amount   Par Value     Stage
                            __________ __________ __________  __________
BALANCE, December 31, 1997   1,000,000 $    1,000 $        -  $   (1,000)

Issuance of 10,000,000
 shares common stock for
 cash, May, 1998 at $.004
 per share                  10,000,000     10,000     30,000           -

Net loss for the year
 ended December 31, 1998             -          -          -      (5,335)
                            __________ __________ __________  __________
BALANCE, December 31, 1998  11,000,000     11,000     30,000      (6,335)

Net loss for the year
 ended December 31, 1999                                          (5,531)
                            __________ __________ __________  __________
BALANCE, December 31, 1999  11,000,000     11,000     30,000     (11,866)

Net loss for the year ended
 December 31, 2000                                                (6,081)
                            __________ __________ __________  __________
BALANCE, December 31, 2000  11,000,000 $   11,000 $   30,000  $  (17,947)
                            __________ __________ __________  __________




















 The accompanying notes are an integral part of this financial statement.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                                              From Inception
                                          For the Year Ended    on July 26,
                                              December 31,     1990 Through
                                         _____________________  December 31,
                                            2000      1999         2000
                                         __________ __________ ____________
Cash Flows from Operating Activities:
  Net loss                               $   (6,081)$   (5,531)$    (17,947)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
     Depreciation and amortization                -          -            -
     Changes in assets and liabilities:
       Increase (Decrease) in accounts
        payable                                 (20)      (229)         650
                                         __________ __________ ____________
          Net Cash to Operating
           Activities                        (6,101)    (5,760)     (17,297)
                                         __________ __________ ____________
Cash Flows from Investing Activities:
  Payment of organization costs                   -          -            -
                                         __________ __________ ____________
          Net Cash to Investing
           Activities                             -          -            -
                                         __________ __________ ____________
Cash Flows from Financing Activities:
  Proceeds from common stock issuance             -          -       41,000
                                         __________ __________ ____________
          Net Cash from Financing
           Activities                             -          -       41,000
                                         __________ __________ ____________
Net Increase (Decrease) in Cash              (6,101)    (5,760)      23,703

Cash at Beginning of Period                  29,804     35,564            -
                                         __________ __________ ____________
Cash at End of Period                    $   23,703 $   29,804 $     23,703
                                         __________ __________ ____________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                             $        - $        - $          -
    Income taxes                         $        - $        - $          -

Supplemental schedule of Noncash Investing and Financing Activities:
  For the period ended December 31, 2000:
     None

  For the period ended December 31, 1999:
     None





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

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with statement of Financial Standard No. 128, "Earnings Per Share" [See Note 7].

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

NOTE 2 - DEVELOPMENT STAGE COMPANY

  The Company was formed with a very specific business plan. However, the possibility exists that the Company could expend virtually all of its working capital in a relatively short time period and may not be successful in establishing on-going profitable operations.

NOTE 3 - COMMON STOCK

  During July 1990, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $1,000 (or $.001 per share).

  During May 1998, the Company issued 10,000,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $40,000 (or $.004 per share). The issuance of common stock resulted in a change in control of the Company [See Note 6].

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2000, the Company has available unused operating loss carryforwards of approximately $17,900, which may be applied against future taxable income and which expire in 2005 through 2019.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $6,100 and $3,900 as of December 31, 2000 and 1999, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $2,200 during 2000.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management  Compensation - During the years ended  December  31,  2000  and
  1999, the Company did not pay any compensation to its officers and directors.

  Office  Space  - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

NOTE 6 - CHANGES IN CONTROL

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

NOTE 7 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                                                          From Inception
                                     For the Year Ended     on July 26,
                                         December 31,      1990 Through
                                   ______________________  December 31,
                                      2000        1999         2000
                                   __________  __________  ____________
    Income (loss) available to
      common stockholders used
      in income (loss) per share
      (Numerator)                  $   (6,081) $   (5,531) $    (17,947)
                                   __________  __________  ____________
    Weighted average number of
      common shares outstanding
      used in earnings per share
      during the period
      (Denominator)                11,000,000  11,000,000     3,558,384
                                   __________  __________  ____________

  Dilutive earnings per share was not presented, as the Company had no common
  equivalent  shares  for  all  periods  presented  that  would  effect   the
  computation of diluted earnings (loss) per share.