Form 10QSB
period 2001-03-31
BIOETHICS LTD
filed 2001-05-15
CIK 894560

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

               For the Quarterly Period Ended March 31, 2001

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

                          _X__  Yes        ___  No

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                Outstanding as of May 10, 2001
             -----                ------------------------------
         Common Stock                       11,000,000

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.



                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                            PAGE

 -- Unaudited Condensed Balance Sheet, March 31,
      2001                                                     3


 -- Unaudited Condensed Statements of Operations,
      for the three months ended March 31, 2001 and
      2000 and for the period from inception on July 26,
      1990 through March 31, 2001                              4


 -- Unaudited Condensed Statements of Cash Flows,
      for the three months ended March 31, 2001 and
      2000 and for the period from inception on July 26,
      1990 through March 31, 2001                              5


 -- Notes to Unaudited Condensed Financial Statements      6 - 9

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                          CONDENSED BALANCE SHEET

                                [Unaudited]

                                  ASSETS


                                                       March 31,
                                                          2001
                                                      ___________
CURRENT ASSETS:
  Cash in bank                                         $   21,733
                                                      ___________
        Total Current Assets                               21,733
                                                      ___________
                                                       $   21,733
                                                     ____________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                     $        -
                                                      ___________
        Total Current Liabilities                               -
                                                      ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   20,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                             11,000
  Capital in excess of par value                           30,000
  Deficit accumulated during the
    development stage                                    (19,267)
                                                      ___________
        Total Stockholders' Equity                         21,733
                                                      ___________
                                                       $   21,733
                                                     ____________







  The accompanying notes are an integral part of this unaudited condensed financial statement.

                              BIOETHICS, LTD.
                       [A Development Stage Company]


                    CONDENSED STATEMENTS OF OPERATIONS

                                [Unaudited]


                                       For the Three   From Inception
                                        Months Ended    on July 26,
                                         March 31,      1990 Through
                                   ______________________ March 31,
                                        2001      2000      2001
                                   __________ _________ _________

REVENUE                              $      -  $      -  $      -

EXPENSES:
  General and Administrative          (1,135)   (3,117)  (19,267)
                                   __________ _________ _________

LOSS BEFORE INCOME TAXES              (1,135)   (3,117)  (19,267)

CURRENT TAX EXPENSE                         -         -         -

DEFERRED TAX EXPENSE                        -         -         -
                                   __________ _________ _________

NET LOSS                             $(1,135)  $(3,117) $(19,267)
                                   __________ _________ _________

LOSS PER COMMON SHARE                $  (.00)  $  (.00) $   (.01)
                                   __________ _________ _________



















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                    CONDENSED STATEMENTS OF CASH FLOWS

                                [Unaudited]

                                        For the Three   From Inception
                                         Months Ended    on July 26,
                                          March 31,      1990 Through
                                   _______________________ March 31,
                                       2001      2000        2001
                                   __________  ________  ____________
Cash Flows From Operating
  Activities:
 Net loss                          $  (1,135) $ (3,117)  $(19,267)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
  Changes in assets and
    liabilities:
     Increase (decrease)
       in accounts payable              (650)     1,090          -
                                   __________  _________  __________
     Net Cash (Used) by
       Operating Activities           (1,785)   (2,027)   (19,267)
                                   __________  _________  __________
Cash Flows From Investing
  Activities:                               -         -          -
                                   __________  _________  __________
     Net Cash Provided by
       Investing Activities                 -         -          -
                                   __________  _________  __________
Cash Flows From Financing
  Activities:
 Proceeds from issuance of
   common stock                             -         -     41,000
                                   __________  _________  __________
     Net Cash Provided by
       Financing Activities                 -         -     41,000
                                   __________  _________  __________
Net Increase (Decrease)  in Cash      (1,785)   (2,027)     21,733

Cash at Beginning of Period            23,518    29,804          -
                                   __________  _________  __________
Cash at End of Period                $ 21,733  $ 27,777   $ 21,733
                                   __________  _________  __________

Supplemental Disclosures of Cash Flow
  Information:

 Cash paid during the period for:
   Interest                          $      -  $      -  $      -
   Income taxes                      $      -  $      -  $      -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the periods ended March 31, 2001 and 2000:
     None





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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. the results of operations for the periods ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of
  SFAS  No.  133", SFAS No. 139, "Recission of SFAS No. 53 and  Amendment  to
  SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2001, the Company has available unused operating loss carryforwards of approximately $19,000, which may be applied against future taxable income and which expire in 2005 through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $6,500 as of March 31, 2001, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $400 during the three months ended March 31, 2001.

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

                              BIOETHICS, LTD.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                                       For the Three    From Inception
                                        Months Ended     on July 26,
                                         March 31,      1990 Through
                                   _____________________  March 31,
                                      2001      2000        2001
                                   __________ ___________ __________
    Income (loss) available to
      common stockholders used
      in income (loss) per share
      (Numerator)                   $(1,135)    $(3,117)  $ (19,267)
                                   __________ ___________ __________
    Weighted average number of
      common shares outstanding
      used in earnings per share
      during the period
      (Denominator)               11,000,000  11,000,000   3,730,069
                                   __________ ___________ __________

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

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)
                             INDEX TO EXHIBITS

 EXHIBIT                   DESCRIPTION OF EXHIBIT
   NO.
   3(i).1   Articles of Incorporation of the Company
            (Incorporated by reference to Exhibit 3(i).1 of the
            Company's Form 10-Q, dated June 30, 1998).
   3(ii).   Bylaws of the Company (Incorporated by reference to
1           Exhibit 3(ii).1 of the Company's Form 10-Q, dated
            June 30, 1998).

     (b)  Reports on Form 8-K:

     None.

                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BIOETHICS, LTD.




Date: May 8, 2001              By  /s/ Mark J. Cowan

                                     Mark J. Cowan
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Director