Form 10QSB
period 2001-06-30
BIOETHICS LTD
filed 2001-08-13
CIK 894560

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

               For the Quarterly Period Ended June 30, 2001

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

             Class                 Outstanding as of August 1,
                                               2001
         Common Stock                       11,000,000

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.




                              BIOETHICS, LTD.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               JUNE 30, 2001

                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                                   PAGE

        - Unaudited Condensed Balance Sheet, June 30,
            2001.                                                     2


        - Unaudited Condensed Statements of Operations,
            for the three and six months ended June 30, 2001
            and 2000 and for the period from inception on July 26,
            1990 through June 30, 2001                                3

        - Unaudited Condensed Statements of Cash Flows,
            for the six months ended June 30, 2001 and 2000
            and for the period from inception on July 26, 1990
            through June 30, 2001                                     4


        - Notes to Unaudited Condensed Financial Statements       5 - 7

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET

                                  ASSETS


                                                        June 30,
                                                          2001
                                                      ___________
CURRENT ASSETS:
  Cash in bank                                         $   19,528
                                                      ___________
        Total Current Assets                               19,528
                                                      ___________
                                                       $   19,528
                                                     ____________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                     $      725
                                                      ___________
        Total Current Liabilities                             725
                                                      ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding
  Common stock, $.001 par value,
   20,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                             11,000
  Capital in excess of par value                           30,000
  Deficit accumulated during the
    development stage                                    (22,197)
                                                      ___________
        Total Stockholders' Equity                         18,803
                                                      ___________
                                                       $   19,528
                                                     ____________






  The accompanying notes are an integral part of this unaudited condensed financial statement.

                              BIOETHICS, LTD.
                       [A Development Stage Company]


               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                        For the Three     For the Six     From Inception
                         Months Ended    Months Ended      on July 26,
                           June 30,        June 30,       1990 Through
                     __________________ _________________   June 30,
                        2001     2000      2001    2000       2001
                     _________ ________ ________ ________ _____________
REVENUE:               $     - $      - $      - $     -  $      -
                     _________ ________ ________ ________ _____________
EXPENSES:
  General and
  Administrative         2,930      850    4,065   3,967    22,197
                     _________ ________ ________ ________ _____________

LOSS BEFORE
  INCOME TAXES          (2,930)    (850)  (4,065) (3,967)  (22,197)

CURRENT TAX EXPENSE          -        -        -       -         -

DEFERRED TAX EXPENSE         -        -        -       -         -
                     _________ ________ ________ ________ _____________

NET LOSS               $(2,930) $ (850) $(4,065) $(3,967) $(22,197)
                     _________ ________ ________ ________ _____________

LOSS PER COMMON SHARE  $  (.00) $ (.00) $  (.00) $  (.00) $   (.01)
                     _________ ________ ________ ________ _____________









 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                            For the Six    From Inception
                                            Months Ended     on July 26,
                                              June 30,      1990 Through
                                         __________________    June 30,
                                            2001   2000          2001
                                         ________ _________ _____________
Cash Flows From Operating
  Activities:
 Net loss                               $ (4,065) $ (3,967)  $ (22,197)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Stock issued for services                    -         -           -
  Changes is assets and liabilities:
    Increase (Decrease) in accounts
      payable                                 75       180         725
                                         ________ _________ _____________
     Net Cash Provided (Used) by
       Operating Activities               (3,990)   (3,787)    (21,472)
                                         ________ _________ _____________
Cash Flows From Investing
  Net Cash Provided by Investing
    Activities                                  -        -           -
                                         ________ _________ _____________
Cash Flows From Financing
  Activities:
 Proceeds from issuance of common stock         -        -      41,000
                                         ________ _________ _____________
     Net Cash Provided by Financing
       Activities                               -        -      41,000
                                         ________ _________ _____________
Net Increase (decrease) in Cash            (3,990)  (3,787)     19,528

Cash at Beginning of Period                23,518   29,804           -
                                         ________ _________ _____________
Cash at End of Period                     $19,528 $ 26,017  $   19,528
                                         ________ _________ _____________
Supplemental Disclosures of Cash Flow
  Information:

 Cash paid during the period for:
   Interest                                $    - $      -  $       -
   Income taxes                            $    - $      -  $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the periods ended June 30, 2001:
     None
  For the periods ended June 30, 2000:
     None




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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. the results of operations for the periods ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2001, the Company has available unused operating loss carryforwards of approximately $22,000, which may be applied against future taxable income and which expire in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $7,500 as of June 30, 2001, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $1,400 during the six months ended June 30, 2001.

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

                              BIOETHICS, LTD.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                              For the Three        For the Six    From Inception
                               Months Ended        Months Ended     on July 26,
                                 June 30,            June 30,      1990, Through
                         ______________________ ____________________ June 30,
                              2001     2000       2001      2000        2001
                         __________ __________ __________ _________ ___________
    Income (loss) available
      to common stockholders
      used in income (loss)
      per share
       (Numerator)         $(2,930) $    (850) $  (4,065) $ (3,967) $  (22,197)
                         __________ __________ __________ _________ ___________
    Weighted average number
      of common shares
      outstanding used in
      earnings per share
      during the period
       (Denominator)     11,000,000 11,000,000 11,000,000 11,000,000  3,895,792
                         __________ __________ __________ __________ __________

  Dilutive earnings per share was not presented, as the Company had no common
  equivalent  shares  for  all  periods  presented  that  would  effect   the
  computation of diluted earnings (loss) per share.

NOTE 7 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                                 BIOETHICS, LTD.




Date: August 10, 2001           By        /s/ Mark J. Cowan
                                 _
                                   Mark J. Cowan
                                   President, Chief Executive
                                   Officer, Chief Financial
                                   Officer and Director