Form 10QSB
period 2001-09-30
BIOETHICS LTD
filed 2001-11-14
CIK 894560

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

             For the Quarterly Period Ended September 30, 2001

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

             Class                Outstanding as of November 6, 2001
         Common Stock                       11,000,000





                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.






                              BIOETHICS, LTD.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2001

                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                               PAGE

        - Unaudited Condensed Balance Sheet, September 30,
            2001.                                                 2


        - Unaudited Condensed Statements of Operations,
            for the three and nine months ended September
            30, 2001and 2000 and for the period from
            inception on July 26, 1990 through September
            30, 2001                                              3

        - Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2001
            and 2000 and for the period from inception on
            July 26, 1990 through September 30, 2001              4


        - Notes to Unaudited Condensed Financial Statements   5 - 7

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET

                                  ASSETS


                                                     September 30,
                                                          2001
                                                      ___________
CURRENT ASSETS:
  Cash in bank                                         $   17,294
                                                      ___________
        Total Current Assets                               17,294
                                                      ___________
                                                       $   17,294
                                                     ____________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                     $        -
                                                      ___________
        Total Current Liabilities                               -
                                                      ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding
  Common stock, $.001 par value,
   20,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                             11,000
  Capital in excess of par value                           30,000
  Deficit accumulated during the
    development stage                                     (23,706)
                                                      ___________
        Total Stockholders' Equity                         17,294
                                                      ___________
                                                       $   17,294
                                                     ____________







  The accompanying notes are an integral part of this unaudited condensed financial statement.

                              BIOETHICS, LTD.
                       [A Development Stage Company]


               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                        For the Three     For the Nine    From Inception
                        Months Ended      Months Ended      on July 26,
                        September 30,     September 30,    1990 Through
                     __________________  __________________September 30,
                        2001     2000      2001      2000       2001
                     ________  ________  ________  ________  _________
REVENUE:             $      -  $      -  $      -  $      -  $       -
                     ________  ________  ________  ________  _________
EXPENSES:
  General and
  Administrative        1,509     1,345     5,574     5,312     23,706
                     ________  ________  ________  ________  _________

LOSS BEFORE INCOME
TAXES                  (1,509)   (1,345)   (5,574)   (5,312)   (23,706)

CURRENT TAX EXPENSE         -         -         -         -          -

DEFERRED TAX EXPENSE        -         -         -         -          -
                     ________  ________  ________  ________  _________

NET LOSS             $ (1,509) $ (1,345) $ (5,574) $ (5,312) $ (23,706)
                     ________  ________  ________  ________  _________

LOSS PER COMMON
SHARE                $   (.00) $   (.00) $   (.00) $   (.00) $    (.01)
                     ________  ________  ________  ________  _________








 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                            For the Nine  From Inception
                                            Months Endedon   July 26,
                                            September 30,  1990 Through
                                         __________________September 30,
                                           2001      2000      2001
                                         ________  ________  _________
Cash Flows From Operating
  Activities:
 Net loss                                $ (5,574) $ (5,312) $ (23,706)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Stock issued for services                     -         -          -
  Changes is assets and liabilities:
    Increase (Decrease) in accounts
      payable                                (650)      105          -
                                         ________  ________  _________
     Net Cash Used by
       Operating Activities                (6,224)   (5,207)   (23,706)
                                         ________  ________  _________
Cash Flows From Investing
  Net Cash Provided by Investing
    Activities                                  -         -          -
                                         ________  ________  _________
Cash Flows From Financing
  Activities:
 Proceeds from issuance of common stock         -         -     41,000
                                         ________  ________  _________
     Net Cash Provided by Financing
       Activities                               -         -     41,000
                                         ________  ________  _________
Net Increase (decrease) in Cash            (6,224)   (5,207)    17,294

Cash at Beginning of Period                23,518    29,804          -
                                         ________  ________  _________
Cash at End of Period                    $ 17,294  $ 24,597  $  17,294
                                         ________  ________  _________
Supplemental Disclosures of Cash Flow
  Information:

 Cash paid during the period for:
   Interest                              $      -  $      -  $       -
   Income taxes                          $      -  $      -  $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the periods ended September 30, 2001:
     None
  For the periods ended September 30, 2000:
     None






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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. the results of operations for the periods ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of
  Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140, 141, 142, and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".
  FASB   109   requires  the  Company  to  provide  a   net   deferred   tax
  asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2001, the Company has available unused operating loss carryforwards of approximately $23,700, which may be applied against future taxable income and which expire in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $8,000 as of September 30, 2001, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $1,900 during the nine months ended September 30, 2001.

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

                              BIOETHICS, LTD.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                          For the Three        For the Nine    From Inception
                           Months Ended        Months Ended      on July 26,
                          September 30,        September 30,    1990, Through
                      _____________________ _____________________September 30,
                         2001       2000       2001       2000      2001
                      __________ __________ __________ __________ _________
    Income (loss)
      available to common
      stockholders used
      in income (loss)
      per share
      (Numerator)     $  (1,509) $  (1,345) $  (5,574) $  (5,312) $(23,706)
                      __________ __________ __________ __________ _________
    Weighted average
      number of common
      shares outstanding
      used in earnings
      per share during
      the period
      (Denominator)   11,000,000 11,000,000 11,000,000 11,000,000 4,055,828
                      __________ __________ __________ __________ _________

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

                                 BIOETHICS, LTD.




Date: November 13, 2001         By /s/ Mark J. Cowan
                                 _
                                   Mark J. Cowan
                                   President, Chief Executive
                                   Officer, Chief Financial
                                   Officer and Director