Form 10KSB
period 2001-12-31
BIOETHICS LTD
filed 2002-03-29
CIK 894560

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

                                FORM 10-KSB

                          Annual Report Pursuant
                       to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


                         For the fiscal year ended
                             December 31, 2001

                          Commission file number
                                  _______

                              BIOETHICS, LTD.
             (Name of registrant as specified in its charter)


           Nevada                          87-0485312
 (State or other jurisdiction       (IRS employer identification no.)
      of incorporation)

 8092 South Juniper Court,                (801) 476-8110
 South Weber, Utah 84405

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

     The aggregate market value of voting stock held by non-affiliates of the registrant at December 31, 2001: The common voting stock of the registrant is not publicly traded and has no readily ascertainable fair market value.

     Shares outstanding of the registrant's common stock as of March 15, 2002: 11,000,000.

Bioethics, Ltd.


                    TABLE OF CONTENTS TO ANNUAL REPORT
                              ON FORM 10-KSB
                       YEAR ENDED DECEMBER 31, 2001


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

Holders

     At March 15, 2002, there were approximately 385 holders of record of the Company's common stock.

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

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Identify Directors and Executive Officers

     Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 15, 2002:

                                                       With
                                                      Company
 Name            Age      Position                     Since
 ______          ______   _____________________      ________
Mark Cowan (1)    33      Director, President,          1998
                          Chief Executive Officer,
                          Chief FinancialOfficer,
                          Secretary and Treasurer
________________________________

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of March 15, 2002, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers as a group. As of March 15, 2002, the Company had 11,000,000 shares of common stock outstanding.

Name and Address     Shares          Percentage of
Of Beneficial        Beneficially    shares Beneficially
Owner (1)            Owned           Owned                    Position
_____________        _________       ______________           ___________


Mark Cowan           2,500,000         23%               Director, President,
                                                         Chief Executive
                                                         Officer, Chief
                                                         Financial Officer,
                                                         Secretary and
                                                         Treasurer

 Directors and
 Executive
 Officers as a
 Group (1 person)     2,500,000         23%


Windsor Development
2522 Alice Drive
West Jordan, Utah
 84084                2,000,000         18%
____________________________
(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.


Item 12. Certain Relationships and Related Transactions.

     Not applicable.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

     Listed on page 10 hereof.

Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2001.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                           BIOETHICS, LTD.
                                           (Registrant)

Date: March 18, 2002


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

Signature                   Title                             Date
___________         __________________________            _____________

/s/ Mark Cowan   Chairman, Chief Executive Officer,       March 18, 2002
Mark Cowan       Chief Financial Officer and Secretary

                               EXHIBIT INDEX




 EXHIBIT NO.         DESCRIPTION OF EXHIBIT
 __________       _____________________________________


  3(i)           Articles of Incorporation of the Company
                 (Incorporated by reference to Exhibit 3(i).1 of the Company's Form 10-Q, dated June 30,
                 1998).

  3(ii) Bylaws of the Company (Incorporated by reference to Exhibit 3(ii).1 of the Company's Form 10-Q, dated June 30, 1998).

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2001

                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                     1


        -  Balance Sheet, December 31, 2001                 2


        -  Statements of Operations, for the
           years ended December 31, 2001 and
           2000 and from inception on July 26,
           1990 through December 31, 2001                   3


        -  Statement of Stockholders' Equity,
           from inception on July 26,
           1990 through December 31, 2001              4 - 5


        -  Statements of Cash Flows, for the
           years ended December 31, 2001 and
           2000 and from inception on July 26,
           1990 through December 31, 2001                  6


        -  Notes to Financial Statements               7 - 9

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
BIOETHICS, LTD.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Bioethics, Ltd. [a development stage company] at December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and from inception on July 26, 1990 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Bioethics, Ltd. for the period from inception on July 26, 1990 through December 31, 1997 were audited by other auditors whose report, dated January 31, 1998, expressed an unqualified opinion on these financial statements. The financial statements for the period from inception on July 26, 1990 though December 31, 1997 reflect a net loss of $1,000 of the total net loss. The other auditors report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of Bioethics, Ltd. [a development stage company] as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from inception on July 26, 1990 through December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred losses since its inception and has no on-going operations, raising substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.

February 21, 2002
Salt Lake City, Utah

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS


                                                  December 31,
                                                      2001
                                                 ___________
CURRENT ASSETS:
  Cash                                              $ 17,294
                                                 ___________
        Total Current Assets                          17,294
                                                 ___________
                                                    $ 17,294
                                                 ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $  1,184
                                                 ___________
        Total Current Liabilities                      1,184
                                                 ___________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                        11,000
  Capital in excess of par value                      30,000
  Deficit accumulated during the
   development stage                                 (24,890)
                                                 ___________
        Total Stockholders' Equity                    16,110
                                                 ___________
                                                    $ 17,294
                                                 ___________



















 The accompanying notes are an integral part of this financial statement.

                              BIOETHICS, LTD.
                       [A Development Stage Company]


                         STATEMENTS OF OPERATIONS


                                                       From Inception
                                  For the Years Ended   on July 26,
                                      December 31,      1990 Through
                                   __________________   December 31,
                                      2001    2000        2001
                                   __________________  ______________
REVENUE :
  Sales                             $     -  $     -    $       -
                                   ________  ________  ___________
EXPENSES:
  General and administrative          6,758    6,266       24,890
                                   ________  ________  ___________

LOSS BEFORE INCOME TAXES            (6,758)   (6,266)     (24,890)

CURRENT TAX EXPENSE                       -        -            -

DEFERRED TAX EXPENSE                      -        -            -
                                   ________  _________  __________

NET LOSS                            $(6,758) $(6,266)    $(24,890)
                                   ________  _________  __________

LOSS PER COMMON SHARE               $ (.00)   $ (.00)   $    (.01)
                                   ________  _________  __________

















The accompanying notes are an integral part of these financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON JULY 26, 1990

                         THROUGH DECEMBER 31, 2001


                                                             Deficit
                                                             Accumulated
                                  Common Stock   Capital in  During the
                              ___________________ Excess of  Development
                                 Shares  Amount   Par Value  Stage
                              __________  _______  _______  _________
BALANCE, July 26, 1990                 -   $    -   $    -   $     -

Issuance of 1,000,000
 shares of common stock
 for cash at $.001 per
 share, July 1990              1,000,000    1,000        -         -

Net loss for the period
 ended December 31, 1990               -        -        -    (1,000)
                              __________  _______  _______  _________
BALANCE, December 31, 1990     1,000,000    1,000        -    (1,000)

Net loss for the year
 ended December 31, 1991               -        -        -         -
                              __________  _______  _______  _________
BALANCE, December 31, 1991     1,000,000    1,000        -    (1,000)

Net loss for the year
 ended December 31, 1992               -        -        -         -
                              __________  _______  _______  _________
BALANCE, December 31, 1992     1,000,000    1,000        -    (1,000)

Net loss for the year
 ended December 31, 1993               -        -        -         -
                              __________  _______  _______  _________
BALANCE, December 31, 1993     1,000,000    1,000        -    (1,000)

Net loss for the year
 ended December 31, 1994               -        -        -         -
                              __________  _______  _______  _________
BALANCE, December 31, 1994     1,000,000    1,000        -    (1,000)

Net loss for the year
 ended December 31, 1995               -        -        -         -
                              __________  _______  _______  _________
BALANCE, December 31, 1995     1,000,000    1,000        -    (1,000)

Net loss for the year
 ended December 31, 1996               -        -        -         -
                              __________  _______  _______  _________
BALANCE, December 31, 1996     1,000,000    1,000        -    (1,000)

Net loss for the year
 ended December 31, 1997               -        -        -         -
                              __________  _______  _______  _________
BALANCE, December 31, 1997     1,000,000    1,000        -    (1,000)

Issuance of 10,000,000
 shares of common stock
 for cash at $.004 per
 share, May 1998              10,000,000   10,000   30,000         -

Net loss for the year
 ended December 31, 1998               -        -        -    (5,335)
                              __________  _______  _______  _________
BALANCE, December 31, 1998    11,000,000   11,000   30,000    (6,335)

Net loss for the year
 ended December 31, 1999               -        -        -    (5,531)




                                [Continued]

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON JULY 26, 1990

                         THROUGH DECEMBER 31, 2001

                                [Continued]


                                                             Deficit
                                                             Accumulated
                                  Common Stock   Capital in  During the
                              ___________________ Excess of  Development
                                 Shares  Amount   Par Value  Stage
                              __________  _______  _______  _________
BALANCE, December 31, 1999    11,000,000   11,000   30,000    (11,866)

Net loss for the year
 ended December 31, 2000               -        -        -     (6,266)
                              __________  _______  _______  _________
BALANCE, December 31, 2000    11,000,000   11,000   30,000    (18,132)

Net loss for the year
 ended December 31, 2001               -        -        -     (6,758)
                              __________  _______  _______  _________
BALANCE, December 31, 2001    11,000,000  $11,000 $ 30,000   $(24,890)
                              __________  _______  _______  _________





























 The accompanying notes are an integral part of this financial statement.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                                          From Inception
                                    For the Years Ended   on July 26,
                                        December 31,      1990 Through
                                    _____________________ December 31,
                                        2001       2000       2001
                                    __________   ________   ________
Cash Flows from Operating Activities:
  Net loss                            $(6,758)  $ (6,266)   $(24,890)
  Adjustments to reconcile
   net loss to net cash used by
   operating activities:
    Changes in assets and liabilities:
     Increase (decrease) in
      accounts payable                    534        (20)      1,184
                                    __________   ________   ________
        Net Cash Used by
         Operating Activities          (6,224)    (6,286)    (23,706)
                                    __________   ________   ________

Cash Flows from Investing Activities        -          -           -
                                    __________   ________   ________
        Net Cash Used by
         Investing Activities               -          -           -
                                    __________   ________   ________

Cash Flows from Financing Activities:
  Proceeds from common stock issuance       -          -      41,000
                                    __________   ________   ________
        Net Cash Provided by
         Financing Activities               -          -      41,000
                                    __________   ________   ________

Net Increase (Decrease) in Cash        (6,224)    (6,286)     17,294

Cash at Beginning of Period            23,518     29,804           -
                                    __________   ________   ________

Cash at End of Period                 $17,294    $23,518   $  17,294
                                    __________   ________   ________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                          $    -      $    -    $     -
    Income taxes                      $    -      $    -    $     -

Supplemental schedule of Noncash Investing and Financing Activities:

  For the year ended December 31, 2001:
     None

  For the year ended December 31, 2000:
     None






The accompanying notes are an integral part of these financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Bioethics, Ltd. ("the Company") was organized under the laws of the State of Nevada on July 26, 1990. The Company has not commenced planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company was organized to provide a vehicle for participating in potentially profitable business ventures which may become available through the personal contacts of, and at the complete discretion of, the Company's officers and directors. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share".

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2001, the Company has available unused operating loss carryforwards of approximately $24,900, which may be applied against future taxable income and which expire in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $8,500 and $6,200 as of December 31, 2001 and 2000, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $2,300 during 2001.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management  Compensation - During the years ended December  31,  2001  and
  2000, the Company did not pay any compensation to its officers and directors.

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

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 6 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has no on-going operations, raising substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                                                        From Inception
                                  For the Years Ended     on July 26,
                                      December 31,       1990 Through
                                   _____________________  December 31,
                                      2001      2000         2001
                                   _________  __________   _________
    Loss available to common
     stockholders used in
     loss per share (Numerator)   $  (6,758)  $ (6,266)   $ (24,890)
                                  __________  __________   _________
    Weighted average number
     of common shares
     outstanding used in
     loss per share during
     the period (Denominator)     11,000,000  11,000,000   4,208,812
                                  __________  __________   _________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.