Form 10QSB
period 2002-03-31
BIOETHICS LTD
filed 2002-05-14
CIK 894560

FORM 10-QSB

              U.S. SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549
                      ______________________

         Quarterly Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

           For the Quarterly Period Ended March 31, 2002

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

    Class                Outstanding as of May 1, 2002
Common Stock                     11,000,000

                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.



                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                                  PAGE

       -   Unaudited Condensed Balance Sheet,
             March 31, 2002                                         2


       -   Unaudited Condensed Statements of
            Operations, for the three months
            ended March 31, 2002 and 2001 and
            for the period from inception on
            July 26, 1990 through March 31, 2002                    3


        -  Unaudited Condensed Statements of
            Cash Flows, for the three months
            ended March 31, 2002 and 2001 and
            for the period from inception on
            July 26, 1990 through March 31, 2002                    4


        -  Notes to Unaudited Condensed Financial Statements      5 - 7

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                          CONDENSED BALANCE SHEET

                                [Unaudited]

                                  ASSETS


                                                       March 31,
                                                          2002
                                                      ___________
CURRENT ASSETS:
  Cash in bank                                         $   15,579
                                                      ___________
        Total Current Assets                               15,579
                                                      ___________
                                                       $   15,579
                                                     ____________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                     $    1,340
                                                      ___________
        Total Current Liabilities                           1,340
                                                      ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   20,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                             11,000
  Capital in excess of par value                           30,000
  Deficit accumulated during the
    development stage                                    (26,761)
                                                      ___________
        Total Stockholders' Equity                         14,239
                                                      ___________
                                                       $   15,579
                                                     ____________







  The accompanying notes are an integral part of this unaudited condensed financial statement.

                              BIOETHICS, LTD.
                       [A Development Stage Company]


                    CONDENSED STATEMENTS OF OPERATIONS

                                [Unaudited]


                                       For the Three   From Inception
                                        Months Ended     on July 26,
                                         March 31,      1990 Through
                                   ____________________  March 31,
                                       2002      2001      2002
                                   __________  ________  _________

REVENUE                              $      -  $      -  $      -

EXPENSES:
  General and Administrative          (1,871)   (1,135)  (26,761)
                                   __________  ________  _________

LOSS BEFORE INCOME TAXES              (1,871)   (1,135)  (26,761)

CURRENT TAX EXPENSE                         -         -         -

DEFERRED TAX EXPENSE                        -         -         -
                                   __________  ________  _________

NET LOSS                             $(1,871)  $(1,135)  $(26,761)
                                   __________  ________  _________

LOSS PER COMMON SHARE                $  (.00)  $  (.00)  $  (.01)
                                   __________  ________  _________


















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                    CONDENSED STATEMENTS OF CASH FLOWS

                                [Unaudited]

                                       For the Three       From Inception
                                        Months Ended         on July 26,
                                         March 31,          1990 Through
                                       ____________________  March 31,
                                           2002      2001      2002
                                       _________  _________  _________
Cash Flows From Operating Activities:
 Net loss                              $  (1,871) $ (1,135)  $(26,761)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
   Changes in assets and liabilities:
    Increase (decrease)
     in accounts payable                     156      (650)     1,340
                                       _________  _________  _________
     Net Cash (Used) by
       Operating Activities               (1,715)   (1,785)   (25,421)
                                       _________  _________  _________

Cash Flows From Investing Activities           -         -          -
                                       _________  _________  _________
     Net Cash Provided by
       Investing Activities                    -         -          -
                                       _________  _________  _________
Cash Flows From Financing Activities:
 Proceeds from issuance
  of common stock                              -         -     41,000
                                       _________  _________  _________
     Net Cash Provided by
       Financing Activities                    -         -     41,000
                                       _________  _________  _________
Net Increase (Decrease)  in Cash          (1,715)   (1,785)    15,579

Cash at Beginning of Period               17,294    23,518          -
                                       _________  _________  _________
Cash at End of Period                   $ 15,579  $ 21,733   $ 15,579
                                       _________  _________  _________

Supplemental Disclosures of Cash Flow
  Information:

 Cash paid during the period for:
   Interest                             $     -    $    -     $     -
   Income taxes                         $     -    $    -     $     -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the periods ended March 31, 2002
     None

  For the periods ended March 31, 2001
     None


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

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share". [See Note 6]

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes. [See Note 3]

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 - COMMON STOCK

  Preferred stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued at March 31, 2002.

  Common  Stock  -  The Company has authorized 20,000,000 shares  of  common stock, $.001 par value. At March 31, 2002, the Company had 11,000,000 shares of common stock issued and outstanding.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2002, the Company has available unused operating loss carryforwards of approximately $26,700, which may be applied against future taxable income and which expire in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $9,000 and $6,500 as of March 31, 2002 and 2001, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $500 and $400 during 2002 and 2001, respectively.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the three months ended March 31, 2002 and 2001, the Company did not pay any compensation to its officers and directors.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception and has not yet established profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                                             For the         From Inception
                                       Three Months Ended     on July 26,
                                            March 31,         1990 Through
                                      _____________________     March 31,
                                         2002        2001         2002
                                     __________   __________   __________
    Loss available to common
    stockholders used in loss
    per  share  (Numerator)          $ (1,871)    $ (1,135)    $ (26,761)
                                     __________   __________   __________
    Weighted average number
    of common shares outstanding
    used in loss per share
    during the period (Denominator)  11,000,000   11,000,000    4,208,812
                                     __________   __________   __________

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






Date: May 10, 2002               BIOETHICS, LTD.


                               By   /s/ Mark J. Cowan
                                   Mark J. Cowan
                                  President, Chief Executive Officer,
                                  Chief Financial Officer and Director