Form 10QSB
period 2002-06-30
BIOETHICS LTD
filed 2002-08-14
CIK 894560

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

               For the Quarterly Period Ended June 30, 2002

                    Commission File Number 33-55254-41

                              BIOETHICS, LTD.
          (Exact name of registrant as specified in its charter)


                 Nevada                             87-0485312
       (State or other jurisdiction of
         incorporation or organization)   (IRS Employer Identification No.)


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

                            X
                           ___ Yes        ___ No

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                        Outstanding as of August 1, 2002
   _______                       ________________________________

 Common Stock                            11,000,000

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                                      PAGE

        -  Unaudited Condensed Balance Sheets, June 30,
            2002 and December 31, 2001                                  3


        -  Unaudited Condensed Statements of Operations,
            for the three and six months ended June 30, 2002
            and 2001 and for the period from inception on
            July 26, 1990 through June 30, 2002                        4

        -  Unaudited Condensed Statements of Cash Flows,
            for the six months ended June 30, 2002 and 2001
            and for the period from inception on July 26, 1990
            through June 30, 2002                                      5


        -  Notes to Unaudited Condensed Financial Statements          6 - 8

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS

                                  ASSETS


                                           June 30,   December 31,
                                             2002         2001
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $   13,979   $   17,294
                                         ___________  ___________
        Total Current Assets                  13,979       17,294
                                         ___________  ___________
                                          $   13,979   $   17,294
                                        ____________ ____________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $      790   $    1,184
                                         ___________  ___________
        Total Current Liabilities                790        1,184
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                11,000       11,000
  Capital in excess of par value              30,000       30,000
  Deficit accumulated during the
    development stage                       (27,811)     (24,890)
                                         ___________  ___________
        Total Stockholders' Equity            13,189       16,110
                                         ___________  ___________
                                          $   13,979   $   17,294
                                         ___________  ___________









Note: The balance sheet at December 31, 2001 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                           For the Three         For the Six    From Inception
                           Months Ended         Months Ended       on July 26,
                             June 30,              June 30,       1990 Through
                       ____________________  ____________________     June 30,
                          2002       2001       2002      2001         2002
                       _________  _________  _________  _________   __________
REVENUE:
  Sales                 $     -   $      -   $      -   $      -    $       -
                       _________  _________  _________  _________   __________
EXPENSES:
  General and
    administrative        1,050      2,930      2,921      4,065       27,811
                       _________  _________  _________  _________   __________

LOSS BEFORE INCOME
  TAXES                  (1,050)    (2,930)    (2,921)    (4,065)     (27,811)

CURRENT TAX EXPENSE           -          -          -          -            -

DEFERRED TAX EXPENSE          -          -          -          -            -
                       _________  _________  _________  _________   __________

NET LOSS               $ (1,050)  $ (2,930)  $ (2,921)  $ (4,065)   $ (27,811)
                       _________  _________  _________  _________   __________

LOSS PER COMMON SHARE  $   (.00)  $   (.00)  $   (.00)  $   (.00)   $    (.01)
                       _________  _________  _________  _________   __________




















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                            For the Six    From Inception
                                            Months Ended     on July 26,
                                              June 30,       1990 Through
                                        ___________________   June 30,
                                           2002       2001      2002
                                        ________   ________   ________
Cash Flows From Operating Activities:
 Net loss                               $ (2,921)   $(4,065) $ (27,811)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
   Changes in assets and liabilities:
    Increase (decrease)
     in accounts payable                    (394)        75        790
                                        ________   ________   ________
     Net Cash (Used)
      by Operating Activities             (3,315)    (3,990)   (27,021)
                                        ________   ________   ________

Cash Flows From Investing Activities           -          -          -
                                        ________   ________   ________
     Net Cash Provided (Used)
      by Investing Activities                  -          -          -
                                        ________   ________   ________

Cash Flows From Financing Activities:
 Proceeds from common stock issuance           -          -     41,000
                                        ________   ________   ________
     Net Cash Provided by
      Financing Activities                     -          -     41,000
                                        ________   ________   ________

Net Increase (Decrease) in Cash           (3,315)    (3,990)    13,979

Cash at Beginning of Period               17,294     23,518          -
                                        ________   ________   ________
Cash at End of Period                   $ 13,979   $ 19,528   $ 13,979
                                        ________   ________   ________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                             $    -     $     -    $      -
   Income taxes                         $    -     $     -    $      -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the six months ended June 30, 2002:
     None

  For the six months ended June 30, 2001:
     None







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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

  Accounting  Estimates  -  The  preparation  of  financial  statements   in
  conformity  with generally accepted accounting principles  in  the  United
  States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", were recently issued. SFAS No. 141, 142, 143, 144 and 145 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2002, the Company has available unused operating loss carryforwards of approximately $27,800, which may be applied against future taxable income and which expire in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $9,400 and $8,500 as of June 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $900 during 2002.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management  Compensation - During the six months ended June 30,  2002  and
  2001, the Company did not pay any compensation to its officers and directors.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

NOTE 5 - CHANGES IN CONTROL

  During May 1998, the Company raised $40,000 through the sale of 10,000,000
  shares of common stock.   The shares sold represented approximately ninety-
  one percent (91%) of the outstanding shares of common stock of the Company resulting in a change in control of the Company. The proceeds from the stock sale have been used to pay for legal and accounting fees and for
  management  to  search  for possible business opportunities.   The  former
  officers and directors of the Company resigned and an individual holding approximately 23% of the outstanding common stock was appointed as the sole officer and director of the Company.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has no on-going operations, raising substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by
  operations  through  additional sales of its common stock.   There  is  no
  assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                                                                       From
                                                                     Inception
                          For the Three           For the Six       on July 26,
                           Months Ended           Months Ended          1990
                             June 30,              June 30,           Through
                     ______________________  ______________________   June 30,
                         2002        2001       2002        2001       2002
                     __________  __________  __________  __________  _________
  Loss available to
   common stockholders
   used in loss per
   share (Numerator)  $ (1,050)   $ (2,930)  $  (2,921)  $ (4,065)  $ (27,811)
                     __________  __________  __________  __________  _________
  Weighted average
   number of common
   shares outstanding
   used in loss per
   share during the
   period
   (Denominator)     11,000,000  11,000,000  11,000,000  11,000,000  4,490,934
                     __________  __________  __________  __________  _________

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

     (a)
                        INDEX TO EXHIBITS


EXHIBIT NO.         DESCRIPTION OF EXHIBIT

3(i).1     Articles of Incorporation of the Company
          (Incorporated by reference to Exhibit 3(i).1 of the Company's Form 10-Q, dated June 30, 1998).

3(ii).1 Bylaws of the Company (Incorporated by reference to Exhibit 3(ii).1 of the Company's Form 10-Q, dated June 30, 1998).

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

     None.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      BIOETHICS, LTD.

Date: August 12, 2002         By    /s/ Mark J. Cowan
                                    Mark J. Cowan
                                    President, Chief Executive Officer,
                                    Chief Financial Officer and Director





                          Exhibit 99.1

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Bioethics, Ltd. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark J. Cowan, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of
          section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



   /s/ Mark J. Cowan
   Chief Executive Officer and Chief Financial Officer

   August 12, 2002