Form 10QSB
period 2002-09-30
BIOETHICS LTD
filed 2002-11-14
CIK 894560

                                FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

             For the Quarterly Period Ended September 30, 2002

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

       Class                     Outstanding as of November 5, 2002
    ____________                   ______________________________
    Common Stock                          11,000,000

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.




                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                                  PAGE

        -  Unaudited Condensed Balance Sheets,
            September 30, 2002 and December 31, 2001                3


        -  Unaudited Condensed Statements of Operations,
            for the three and nine months ended
            September 30, 2002 and 2001 and for the
            period from inception on July 26, 1990
            through September 30, 2002                              4

        -  Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2002
            and 2001 and for the period from inception on
            July 26, 1990 through September 30, 2002                5


        -  Notes to Unaudited Condensed Financial Statements      6 - 8

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS

                                  ASSETS


                                        September 30, December 31,
                                             2002         2001
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $   12,179   $   17,294
                                         ___________  ___________
        Total Current Assets                  12,179       17,294
                                         ___________  ___________
                                          $   12,179   $   17,294
                                        ____________ ____________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $        -   $    1,184
                                         ___________  ___________
        Total Current Liabilities                  -        1,184
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                11,000       11,000
  Capital in excess of par value              30,000       30,000
  Deficit accumulated during the
    development stage                       (28,821)     (24,890)
                                         ___________  ___________
        Total Stockholders' Equity            12,179       16,110
                                         ___________  ___________
                                          $   12,179   $   17,294
                                        ____________ ____________









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

                              BIOETHICS, LTD.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                           For the Three         For the Nine  From Inception
                            Months Ended         Months Ended    on July 26,
                            September 30,        September 30,    1990 Through
                         __________________   __________________  September 30,
                            2002     2001       2002      2001       2002
                         ________  ________   ________  ________   _________
REVENUE:
  Sales                  $     -   $     -    $     -   $     -    $      -
                         ________  ________   ________  ________   _________
EXPENSES:
  General and
   administrative          1,010     1,509      3,931     5,574      28,821
                         ________  ________   ________  ________   _________

LOSS BEFORE INCOME
  TAXES                   (1,010)   (1,509)    (3,931)   (5,574)    (28,821)

CURRENT TAX EXPENSE            -         -          -         -           -

DEFERRED TAX EXPENSE           -         -          -         -           -
                         ________  ________   ________  ________   _________

NET LOSS                 $(1,010)  $(1,509)   $(3,931)  $(5,574)   $(28,821)
                         ________  ________   ________  ________   _________

LOSS PER COMMON SHARE    $  (.00)  $  (.00)   $  (.00)  $  (.00)   $   (.01)
                         ________  ________   ________  ________   _________




















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                          For the Nine      From Inception
                                          Months Ended       on July 26,
                                          September 30,     1990 Through
                                        _________________   September 30,
                                          2002     2001         2002
                                        _______   _______     ________
Cash Flows From Operating Activities:
 Net loss                               $(3,931)  $(5,574)    $(28,821)
 Adjustments to reconcile
   net loss to net cash used
   by operating activities:
  Changes in assets and liabilities:
    Increase (decrease) in
     accounts payable                    (1,184)     (650)           -
                                        _______   _______     ________
     Net Cash (Used) by
      Operating Activities               (5,115)   (6,224)     (28,821)
                                        _______   _______     ________

Cash Flows From Investing Activities          -         -            -
                                        _______   _______     ________
     Net Cash Provided (Used) by
      Investing Activities                    -         -            -
                                        _______   _______     ________

Cash Flows From Financing Activities:
 Proceeds from common stock issuance          -         -       41,000
                                        _______   _______     ________
     Net Cash Provided by
      Financing Activities                    -         -       41,000
                                        _______   _______     ________

Net Increase (Decrease) in Cash          (5,115)   (6,224)      12,179

Cash at Beginning of Period              17,294    23,518            -
                                        _______   _______     ________
Cash at End of Period                   $12,179   $17,294     $ 12,179
                                        _______   _______     ________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                             $     -   $     -     $      -
   Income taxes                         $     -   $     -     $      -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the nine months ended September 30, 2002:
     None

  For the nine months ended September 30, 2001:
     None







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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146 and 147 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2002, the Company has available unused operating loss carryforwards of approximately $28,800, which may be applied against future taxable income and which expire in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $9,800 and $8,500 as of September 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $1,300 during 2002.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the nine months ended September 30, 2002 and 2001, the Company did not pay any compensation to its officers and directors.

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                                                                       From
                                                                     Inception
                          For the Three           For the Nine      on July 26,
                           Months Ended           Months Ended         1990
                          September 30,           September 30,       Through
                      ______________________  ______________________  September
                          2002        2001        2002       2001     30, 2002
                      __________  __________  __________  __________  _________
   Loss available
    to common
    stockholders
    used in loss
    per share
    (Numerator)         $(1,010)    $(1,509)    $(3,931)    $(5,574)  $(28,821)
                      __________  __________  __________  __________  _________
   Weighted average
    number of common
    shares outstanding
    used in loss per
    share during
    the period
    (Denominator)     11,000,000  11,000,000  11,000,000  11,000,000  4,625,534
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

                        PART II - OTHER INFORMATION

Item 3. Controls and Procedures.

      Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

Item 6. Exhibits and Reports on Form 8-K.

     (a)
                             INDEX TO EXHIBITS

        EXHIBIT NO.                  DESCRIPTION OF EXHIBIT
        ___________               __________________________

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



                                      BIOETHICS, LTD.

Date: November 12, 2002              By   /s/ Mark J. Cowan
                                     Mark J. Cowan
                                       President, Chief Executive Officer,
                                       Chief Financial Officer and Director

                              CERTIFICATIONS

I, Mark J. Cowan, as Chief Executive Officer and Chief Financial Officer of the Company, certify that:

  1. I have reviewed this quarterly report on Form 10-QSB of Bioethics, Ltd.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                   /s/ Mark J. Cowan
                                          Mark J. Cowan
                                          Chief Executive Officer and
                                          Chief Financial Officer

                               Exhibit 99.1

                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Bioethics, Ltd. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark J. Cowan, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


  /s/ Mark J. Cowan
Mark J. Cowan
Chief Executive Officer and Chief Financial Officer
November 12, 2002