Form 10KSB
period 2002-12-31
BIOETHICS LTD
filed 2003-03-26
CIK 894560

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

                                FORM 10-KSB

                          Annual Report Pursuant
                       to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


                         For the fiscal year ended
                             December 31, 2002

                          Commission file number
                                  _______

                              BIOETHICS, LTD.
             (Name of registrant as specified in its charter)


          Nevada                           87-0485312
(State or other jurisdiction   (IRS employer identification no.)
      of incorporation)


8092 South Juniper Court
South Weber, Utah 84405                         (801) 476-8110
(Address of principal executive offices)   (Registrant's telephone
                                             number, including area code)


     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

     Issuers revenues for its most recent fiscal year: None.

     The aggregate market value of voting stock held by non-affiliates of the registrant at December 31, 2002: The common voting stock of the registrant is not publicly traded and has no readily ascertainable fair market value.

     Shares outstanding of the registrant's common stock as of March 12, 2003: 11,000,000.

Bioethics, Ltd.


                    TABLE OF CONTENTS TO ANNUAL REPORT
                              ON FORM 10-KSB
                       YEAR ENDED DECEMBER 31, 2002


                                  PART I

Item 1.   Description of Business                                     3
Item 2.   Description of Properties                                   3
Item 3.   Legal Proceedings                                           4
Item 4.   Submission of Matters to a Vote of Security Holders         4

                                  PART II

Item 5.   Market for Registrant's Common Equity
           and Related Stockholder Matters                            5
Item 6.   Management's Discussion and Analysis
           or Plan of Operation                                       5
Item 7.   Financial Statements                                        6
Item 8.   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure                     6

                                 PART III

Item 9.   Directors and Executive Officers, Promoters
           and Control Persons; Compliance With
           Section 16(a) of the Exchange Act                          7
Item 10.  Executive Compensation                                      7
Item 11.  Security Ownership of Certain Beneficial
           Owners and Management                                      8
Item 12.  Certain Relationships and Related Transactions              8
Item 13.  Exhibits and Reports on Form 8-K                            8
Item 14.  Controls and Procedures                                     8

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

Holders

     At March 12, 2003, there were approximately 385 holders of record of the Company's common stock.

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

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Identify Directors and Executive Officers

     Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 12, 2003:



   Name           Age       Position                 With Company Since
   ______         ___       ________                 __________________

 Mark Cowan (1)   34      Director, President,             1998
                          Chief Executive Officer,
                          Chief Financial Officer,
                          Secretary and Treasurer

______________________

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of March 12, 2003, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers as a group. As of March 12, 2003, the Company had 11,000,000 shares of common stock outstanding.

Name and                        Percentage
Address of           Shares      of Shares
Beneficial        Beneficially  Beneficially
Owner(1)             Owned        Owned          Position
_____________     ____________   _________       _____________________

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

Equity Compensation Plan Information

       The Company does not have any equity compensation plans.

Item 12. Certain Relationships and Related Transactions.

     Not applicable.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

     Listed on page 11 hereof.

Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2002.

Item 14. Controls and Procedures.

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







                                  Bioethics, Ltd.
                                   (Registrant)




Date: March 13, 2003           By   /s/ Mark Cowan
                                   Mark Cowan
                             Chairman, Chief Executive Officer,
                             Chief Financial Officer and Secretary



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature              Title                                      Date
_________           ________________________________          ____________

/s/ Mark Cowan     Director, Chief Executive Officer,
Mark Cowan         Chief Financial Officer and Secretary      March 13, 2003



                              CERTIFICATIONS

CEO and CFO Certification

I, Mark Cowan, as Chief Executive Officer and Chief Financial Officer of the Company, certify that:

  1.   I have reviewed this annual report on Form 10-KSB of Bioethics, Ltd.;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 13, 2003                    /s/ Mark Cowan
                                          Mark Cowan
                                         President, CEO, CFO

                               EXHIBIT INDEX

                EXHIBIT NO.         DESCRIPTION OF EXHIBIT

3(i)       Articles of Incorporation of the Company (Incorporated by
reference to Exhibit 3(i).1 of the Company's Form 10-Q, dated June 30,
1998).
3(ii)      Bylaws of the Company (Incorporated by reference to Exhibit
3(ii).1 of the Company's Form 10-Q, dated June 30, 1998).
99.1 Certification of Mark Cowan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2002

                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                     1


        -  Balance Sheet, December 31, 2002                 2


        -  Statements of Operations, for the years
            ended December 31, 2002 and 2001
            and from inception on July 26, 1990
            through December 31, 2002                       3


        -  Statement of Stockholders' Equity, from
            inception on July 26, 1990 through
            December 31, 2002                            4 - 5


        -  Statements of Cash Flows, for the years
            ended December 31, 2002 and 2001
            and from inception on July 26, 1990
            through December 31, 2002                      6


        -  Notes to Financial Statements                7 - 9

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
BIOETHICS, LTD.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Bioethics, Ltd. [a development stage company] at December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 and from inception on July 26, 1990 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Bioethics, Ltd. for the period from inception on July 26, 1990 through December 31, 1997 were audited by other auditors whose report, dated January 31, 1998, expressed an unqualified opinion on these financial statements. The financial statements for the period from inception on July 26, 1990 though December 31, 1997 reflect a net loss of $1,000 of the total net loss. The other auditors report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of Bioethics, Ltd. [a development stage company] as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and for the period from inception on July 26, 1990 through December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

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

January 16, 2003
Salt Lake City, Utah

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS


                                                 December 31,
                                                     2002
                                                 ___________
CURRENT ASSETS:
  Cash                                            $   11,769
                                                 ___________
        Total Current Assets                          11,769
                                                 ___________
                                                  $   11,769
                                                 ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $      740
                                                 ___________
        Total Current Liabilities                        740
                                                 ___________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                        11,000
  Capital in excess of par value                      30,000
  Deficit accumulated during the
   development stage                                (29,971)
                                                 ___________
        Total Stockholders' Equity                    11,029
                                                 ___________
                                                  $   11,769
                                                 ___________
















 The accompanying notes are an integral part of this financial statement.

                              BIOETHICS, LTD.
                       [A Development Stage Company]


                         STATEMENTS OF OPERATIONS


                                                       From Inception
                                  For the Years Ended    on July 26,
                                      December 31,      1990 Through
                                   ____________________  December 31,
                                      2002    2001        2002
                                   _________   ________   _________
REVENUE:
  Sales                             $     -    $     -    $      -
                                   _________   ________   _________
EXPENSES:
  General and administrative          5,081      6,758      29,971
                                   _________   ________   _________

LOSS BEFORE INCOME TAXES             (5,081)    (6,758)    (29,971)

CURRENT TAX EXPENSE                       -          -           -

DEFERRED TAX EXPENSE                      -          -           -
                                   _________   ________   _________

NET LOSS                            $(5,081)   $(6,758)   $(29,971)
                                   _________   ________   _________

LOSS PER COMMON SHARE               $  (.00)   $  (.00)   $   (.01)
                                   _________   ________   _________




















The accompanying notes are an integral part of these financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON JULY 26, 1990

                         THROUGH DECEMBER 31, 2002


                                                             Deficit
                                                           Accumulated
                                  Common Stock  Capital in  During the
                              __________________ Excess of Development
                                 Shares  Amount  Par Value   Stage
                              __________  ______   ______   _______
BALANCE, July 26, 1990                 -  $    - $      -  $     -

Issuance of 1,000,000
 shares of common stock
 for cash at $.001 per
 share, July 1990              1,000,000   1,000        -        -

Net loss for the period
 ended December 31, 1990               -       -        -   (1,000)
                              __________  ______   ______   _______
BALANCE, December 31, 1990     1,000,000   1,000        -   (1,000)

Net loss for the year
 ended December 31, 1991               -       -        -        -
                              __________  ______   ______   _______
BALANCE, December 31, 1991     1,000,000   1,000        -   (1,000)

Net loss for the year
 ended December 31, 1992               -       -        -        -
                              __________  ______   ______   _______
BALANCE, December 31, 1992     1,000,000   1,000        -   (1,000)

Net loss for the year
 ended December 31, 1993               -       -        -        -
                              __________  ______   ______   _______
BALANCE, December 31, 1993     1,000,000   1,000        -   (1,000)

Net loss for the year
 ended December 31, 1994               -       -        -        -
                              __________  ______   ______   _______
BALANCE, December 31, 1994     1,000,000   1,000        -   (1,000)

Net loss for the year
 ended December 31, 1995               -       -        -        -
                              __________  ______   ______   _______
BALANCE, December 31, 1995     1,000,000   1,000        -   (1,000)

Net loss for the year
 ended December 31, 1996               -       -        -        -
                              __________  ______   ______   _______
BALANCE, December 31, 1996     1,000,000   1,000        -   (1,000)

Net loss for the year
 ended December 31, 1997               -       -        -        -
                              __________  ______   ______   _______
BALANCE, December 31, 1997     1,000,000   1,000        -   (1,000)

Issuance of 10,000,000
 shares of common stock
 for cash at $.004 per
 share, May 1998              10,000,000  10,000   30,000        -

Net loss for the year
 ended December 31, 1998               -       -        -   (5,335)
                              __________  ______   ______   _______
BALANCE, December 31, 1998    11,000,000  11,000   30,000   (6,335)

Net loss for the year
 ended December 31, 1999               -       -        -   (5,531)




                                [Continued]

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON JULY 26, 1990

                         THROUGH DECEMBER 31, 2002

                                [Continued]


                                                             Deficit
                                                            Accumulated
                                  Common Stock  Capital in   During the
                              __________________  Excess of Development
                                 Shares  Amount  Par Value    Stage
                              __________  ______   ______   _______
BALANCE, December 31, 1999    11,000,000  11,000   30,000   (11,866)

Net loss for the year
 ended December 31, 2000               -       -        -    (6,266)
                              __________  ______   ______   _______
BALANCE, December 31, 2000    11,000,000  11,000   30,000   (18,132)

Net loss for the year
 ended December 31, 2001               -       -        -    (6,758)
                              __________  ______   ______   _______
BALANCE, December 31, 2001    11,000,000  11,000   30,000   (24,890)

Net loss for the year
 ended December 31, 2002               -       -        -    (5,081)
                              __________  ______   ______   _______
BALANCE, December 31, 2002    11,000,000  $11,000  $30,000 $(29,971)
                              __________  ______   ______   _______






























 The accompanying notes are an integral part of this financial statement.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                                          From Inception
                                    For the Years Ended    on July 26,
                                        December 31,      1990 Through
                                      ___________________ December 31,
                                        2002       2001       2002
                                      ________   ________   ________
Cash Flows from
 Operating Activities:
  Net loss                            $ (5,081)  $ (6,758)  $(29,971)
  Adjustments to reconcile
   net loss to net cash
   used by operating activities:
    Changes in assets and liabilities:
     Increase (decrease)
      in accounts payable                 (444)       534        740
                                      ________   ________   ________
        Net Cash Used by
         Operating Activities           (5,525)    (6,224)   (29,231)
                                      ________   ________   ________

Cash Flows from
 Investing Activities                        -          -          -
                                      ________   ________   ________
        Net Cash Provided by
         Investing Activities                -          -          -
                                      ________   ________   ________

Cash Flows from
 Financing Activities:
  Proceeds from common
   stock issuance                            -          -     41,000
                                      ________   ________   ________
        Net Cash Provided by
         Financing Activities                -          -     41,000
                                      ________   ________   ________

Net Increase (Decrease) in Cash         (5,525)    (6,224)    11,769

Cash at Beginning of Period             17,294     23,518          -
                                      ________   ________   ________

Cash at End of Period                 $ 11,769   $ 17,294   $ 11,769
                                      ________   ________   ________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                          $      -   $      -   $      -
    Income taxes                      $      -   $      -   $      -

Supplemental schedule of Noncash Investing and Financing Activities:
  For the year ended December 31, 2002:
     None

  For the year ended December 31, 2001:
     None





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

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2002, the Company has available unused operating loss carryforwards of approximately $28,700, which may be applied against future taxable income and which expire in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $9,800 and $8,500 as of December 31, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $1,300 during 2002.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management  Compensation - During the years ended December  31,  2002  and
  2001, the Company did not pay any compensation to its officers and directors.

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                                                         From Inception
                                  For the Years Ended     on July 26,
                                      December 31,       1990 Through
                                 _______________________  December 31,
                                     2002        2001        2002
                                 __________   __________   _________
    Loss available to
     common stockholders
     used in loss per
     share  (Numerator)          $  (5,081)   $ (6,758)    $(29,971)
                                 __________   __________   _________
    Weighted average
     number of common
     shares outstanding
     used in loss per
     share during the
     period (Denominator)        11,000,000   11,000,000   4,754,680
                                 __________   __________   _________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.