Form 10QSB
period 2003-03-31
BIOETHICS LTD
filed 2003-05-15
CIK 894560

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

               For the Quarterly Period Ended March 31, 2003

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

    Class                   Outstanding as of May 9, 2003
Common Stock                     11,000,000

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2003

                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                                  PAGE

        -   Unaudited Condensed Balance Sheets,
            March 31, 2003 and December 31, 2002                   2


        -   Unaudited Condensed Statements of Operations,
            for the three months ended March 31, 2003
            and 2002 and for the period from inception on
            July 26, 1990 through March 31, 2003                   3


        -   Unaudited Condensed Statements of Cash Flows,
            for the three months ended March 31, 2003
            and 2002 and for the period from inception on
            July 26, 1990 through March 31, 2003                   4


        -   Notes to Unaudited Condensed Financial Statements    5 - 7

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                          March 31,   December 31,
                                             2003         2002
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $   10,381   $   11,769
                                         ___________  ___________
        Total Current Assets                  10,381       11,769
                                         ___________  ___________
                                          $   10,381   $   11,769
                                         ___________  ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        $    1,874   $      740
                                         ___________  ___________
        Total Current Liabilities              1,874          740
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                11,000       11,000
  Capital in excess of par value              30,000       30,000
  Deficit accumulated during the
    development stage                       (32,493)     (29,971)
                                         ___________  ___________
        Total Stockholders' Equity             8,507       11,029
                                         ___________  ___________
                                          $   10,381   $   11,769
                                         ___________  ___________









Note: The balance sheet at December 31, 2002 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                          For the Three   From Inception
                                           Months Ended     on July 26,
                                             March 31,     1990 Through
                                        ___________________  March 31,
                                           2003      2002      2003
                                        _________  ________  _________
REVENUE:
  Sales                                  $     -   $     -   $      -
                                        _________  ________  _________
EXPENSES:
  General and administrative               2,522     1,871     32,493
                                        _________  ________  _________

LOSS BEFORE INCOME TAXES                  (2,522)   (1,871)   (32,493)

CURRENT TAX EXPENSE                            -         -          -

DEFERRED TAX EXPENSE                           -         -          -
                                        _________  ________  _________

NET LOSS                                 $(2,522)  $(1,871)  $(32,493)
                                        _________  ________  _________

LOSS PER COMMON SHARE                    $  (.00)  $  (.00)  $   (.01)
                                        _________  ________  _________




















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                           For the Three  From Inception
                                            Months Ended    on July 26,
                                             March 31,     1990 Through
                                        ___________________  March 31,
                                          2003       2002      2003
                                        _________  ________  _________
Cash Flows from Operating Activities:
 Net loss                               $ (2,522)  $(1,871)  $(32,493)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
   Changes in assets and liabilities:
    Increase in accounts payable           1,134       156      1,874
                                        _________  ________  _________
        Net Cash Used by
         Operating Activities             (1,388)   (1,715)   (30,619)
                                        _________  ________  _________

Cash Flows from Investing Activities           -         -          -
                                        _________  ________  _________
        Net Cash Provided by
         Investing Activities                  -         -          -
                                        _________  ________  _________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance           -         -     41,000
                                        _________  ________  _________
        Net Cash Provided by
         Financing Activities                  -         -     41,000
                                        _________  ________  _________

Net Increase (Decrease) in Cash           (1,388)   (1,715)    10,381

Cash at Beginning of Period               11,769    17,294          -
                                        _________  ________  _________
Cash at End of Period                   $ 10,381   $15,579   $ 10,381
                                        _________  ________  _________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                             $      -   $     -   $      -
   Income taxes                         $      -   $     -   $      -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the three months ended March 31, 2003:
     None

  For the three months ended March 31, 2002:
     None





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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

NOTE 2 - COMMON STOCK

  During July 1990, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $1,000 (or $.001 per share).

  During May 1998, the Company issued 10,000,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $40,000 (or $.004 per share). The issuance of common stock resulted in a change in control of the Company [See Note 5].

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2003, the Company has available unused operating loss carryforwards of approximately $31,200, which may be applied against future taxable income and which expire in various years through 2023.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $10,600 and $9,800 as of March 31, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $800 during the three months ended March 31, 2003.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the three months ended March 31, 2003 and 2002, the Company did not pay any compensation to its officers and directors.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

NOTE 5 - CHANGE IN CONTROL

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

NOTE 6 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has no on-going operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by
  operations  through  additional sales of its common stock.   There  is  no
  assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                            For the Three      From Inception
                                             Months Ended        on July 26,
                                               March 31,        1990 Through
                                        _______________________   March 31,
                                           2003         2002         2003
                                        __________   __________   ___________
  Loss available to common
  shareholders (numerator)              $  (2,522)   $  (1,871)    $ (32,493)
                                        __________   __________   ___________
  Weighted average number of
  common shares outstanding
  during the period (denominator)       11,000,000   11,000,000    4,876,053
                                        __________   __________   ___________

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

Item 3. Controls and Procedures


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


                        PART II - OTHER INFORMATION


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




Date: May 9, 2003                       BIOETHICS, LTD.


                                   By    /s/ Mark Cowan
                                   Mark J. Cowan
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and Director


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


Date: May 9, 2003             /s/ Mark Cowan

                              Mark J. Cowan
                              Chief Executive Officer and
                              Chief Financial Officer

                               Exhibit 99.1

                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Bioethics, Ltd. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark J. Cowan, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


  /s/ Mark Cowan
    Mark J. Cowan
    Chief Executive Officer and
    Chief Financial Officer
    May 9, 2003