Form 10QSB
period 2003-06-30
BIOETHICS LTD
filed 2003-08-14
CIK 894560

                                FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

               For the Quarterly Period Ended June 30, 2003

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

  Class                            Outstanding as of August 8, 2003
Common Stock                                11,000,000

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.



                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                                 PAGE

        -    Unaudited Condensed Balance Sheets,
             June 30, 2003 and December 31, 2002                   2


        -    Unaudited Condensed Statements of Operations,
             for the three and six months ended June 30, 2003
             and 2002 and for the period from inception on
             July 26, 1990 through June 30, 2003                   3


        -    Unaudited Condensed Statements of Cash Flows,
             for the six months ended June 30, 2003
             and 2002 and for the period from inception on
             July 26, 1990 through June 30, 2003                   4


        -    Notes to Unaudited Condensed Financial Statements   5 - 7

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                           June 30,   December 31,
                                             2003         2002
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $    8,288   $   11,769
                                         ___________  ___________
        Total Current Assets                   8,288       11,769
                                         ___________  ___________
                                          $    8,288   $   11,769
                                         ___________  ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        $      790   $      740
                                         ___________  ___________
        Total Current Liabilities                790          740
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                11,000       11,000
  Capital in excess of par value              30,000       30,000
  Deficit accumulated during the
    development stage                       (33,502)     (29,971)
                                         ___________  ___________
        Total Stockholders' Equity             7,498       11,029
                                         ___________  ___________
                                          $    8,288   $   11,769
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

                              BIOETHICS, LTD.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                        For the Three       For the Six     From Inception
                         Months Ended       Months Ended       on July 26,
                           June 30,           June 30,        1990 Through
                       __________________  __________________    June 30,
                         2003     2002       2003    2002          2003
                       ________  ________  ________  ________   _________
REVENUE:
  Sales                $      -  $     -   $     -   $     -    $      -
                       ________  ________  ________  ________   _________
EXPENSES:
  General and
    administrative       1,009     1,050     3,531     2,921      33,502
                       ________  ________  ________  ________   _________

LOSS BEFORE INCOME
  TAXES                 (1,009)   (1,050)   (3,531)   (2,921)    (33,502)

CURRENT TAX EXPENSE          -         -         -         -           -

DEFERRED TAX EXPENSE         -         -         -         -           -
                       ________  ________  ________  ________   _________

NET LOSS               $(1,009)  $(1,050)  $(3,531)  $(2,921)   $(33,502)
                       ________  ________  ________  ________   _________

LOSS PER COMMON SHARE  $  (.00)  $  (.00)  $  (.00)  $  (.00)   $   (.01)
                       ________  ________  ________  ________   _________




















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                           For the Six    From Inception
                                           Months Ended     on July 26,
                                             June 30,      1990 Through
                                        __________________    June 30,
                                           2003    2002         2003
                                        ________  ________    ________
Cash Flows from Operating Activities:
 Net loss                               $ (3,531) $ (2,921)   $(33,502)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
  Changes in assets and liabilities:
   Increase (decrease) in
     accounts payable                         50      (394)        790
                                        ________  ________    ________
        Net Cash Used by
         Operating Activities             (3,481)   (3,315)   (32,712)
                                        ________  ________    ________

Cash Flows from Investing Activities           -         -          -
                                        ________  ________    ________
        Net Cash Provided by
         Investing Activities                  -         -          -
                                        ________  ________    ________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance           -         -     41,000
                                        ________  ________    ________
        Net Cash Provided by
         Financing Activities                  -         -     41,000
                                        ________  ________    ________

Net Increase (Decrease) in Cash           (3,481)   (3,315)     8,288

Cash at Beginning of Period               11,769    17,294          -
                                        ________  ________    ________
Cash at End of Period                    $ 8,288  $ 13,979    $ 8,288
                                        ________  ________    ________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $     -  $     -     $     -
   Income taxes                          $     -  $     -     $     -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the six months ended June 30, 2003:
     None

  For the six months ended June 30, 2002:
     None





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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - COMMON STOCK

  In July 1990, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $1,000 (or $.001 per share).

  In May 1998, the Company issued 10,000,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $40,000 (or $.004 per share). The issuance of common stock resulted in a change in control of the Company [See Note 5].

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2003, the Company has available unused operating loss carryforwards of approximately $32,300, which may be applied against future taxable income and which expire in various years through 2023.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $11,000 and $9,800 as of June 30, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,200 during the six months ended June 30, 2003.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management  Compensation - During the six months ended June 30,  2003  and
  2002, the Company did not pay any compensation to its officers and directors.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

NOTE 5 - CHANGE IN CONTROL

  In  May  1998,  the Company raised $40,000 through the sale of  10,000,000
  shares of common stock.   The shares sold represented approximately ninety-
  one percent (91%) of the outstanding shares of common stock of the Company resulting in a change in control of the Company. The proceeds from the stock sale have been used to pay for legal and accounting fees and for
  management  to  search  for possible business opportunities.   The  former
  officers and directors of the Company resigned and an individual holding approximately 23% of the outstanding common stock was appointed as the sole officer and director of the Company.

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                        For the Three          For the Six      From Inception
                         Months Ended          Months Ended       on July 26,
                           June 30,               June 30,        1990 Through
                    ______________________  ______________________   June 30,
                       2003        2002        2003       2002         2003
                    __________  __________  __________  __________   _________
  Loss available
  to common
  shareholders
  (numerator)       $  (1,009)  $  (1,050)  $  (3,531)  $  (2,921)   $(33,502)
                    __________  __________  __________  __________   _________
  Weighted average
  number of common
  shares outstanding
  during the period
  (denominator)     11,000,000  11,000,000  11,000,000  11,000,000   4,994,070
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

     (a)
                             INDEX TO EXHIBITS

  EXHIBIT NO.         DESCRIPTION OF EXHIBIT

3(i).1 Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(i).1 of the Company's Form 10-Q, dated June 30, 1998).

3(ii).1 Bylaws of the Company (Incorporated by reference to Exhibit 3(ii).1 of the Company's Form 10-Q, dated June 30, 1998).

31.1     Certification pursuant to Section 302 of the  Sarbanes-Oxley Act of
         2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

     None.
                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date: August 8, 2003                     BIOETHICS, LTD.


                                        By    /s/ Mark Cowan
                                        Mark J. Cowan
                                        President, Chief Executive Officer,
                                        Chief Financial Officer and
                                        Director