Form 10QSB
period 2003-09-30
BIOETHICS LTD
filed 2003-11-14
CIK 894560

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

             For the Quarterly Period Ended September 30, 2003

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

             Class                Outstanding as of November 10, 2003
         Common Stock                       11,000,000

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.



                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                                      PAGE

        -    Unaudited Condensed Balance Sheets,
             September 30, 2003 and December 31, 2002                   2


        -    Unaudited Condensed Statements of Operations,
             for the three and nine months ended September 30,
             2003 and 2002 and for the period from inception on
             July 26, 1990 through September 30, 2003                   3


        -    Unaudited Condensed Statements of Cash Flows,
             for the nine months ended September 30, 2003
             and 2002 and for the period from inception on
             July 26, 1990 through September 30, 2003                   4


        -  Notes to Unaudited Condensed Financial Statements           5 - 7

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                        September 30, December 31,
                                             2003         2002
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $    7,094   $   11,769
                                         ___________  ___________
        Total Current Assets                   7,094       11,769
                                         ___________  ___________
                                          $    7,094   $   11,769
                                         ___________  ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        $      750   $      740
                                         ___________  ___________
        Total Current Liabilities                750          740
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                11,000       11,000
  Capital in excess of par value              30,000       30,000
  Deficit accumulated during the
    development stage                       (34,656)     (29,971)
                                         ___________  ___________
        Total Stockholders' Equity             6,344       11,029
                                         ___________  ___________
                                          $    7,094   $   11,769
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

                              BIOETHICS, LTD.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                        For the Three        For the Nine    From Inception
                         Months Ended        Months Ended      on July 26,
                        September 30,        September 30,    1990 Through
                     ____________________  __________________ September 30,
                         2003      2002      2003      2002       2003
                     __________  ________  ________  ________   _________
REVENUE:
  Sales                $     -   $     -   $     -   $     -    $      -
                     __________  ________  ________  ________   _________
EXPENSES:
  General and
   administrative        1,154     1,010     4,685     3,931      34,656
                     __________  ________  ________  ________   _________

LOSS BEFORE INCOME
  TAXES                 (1,154)   (1,010)   (4,685)   (3,931)    (34,656)

CURRENT TAX EXPENSE          -         -         -         -           -

DEFERRED TAX EXPENSE         -         -         -         -           -
                     __________  ________  ________  ________   _________

NET LOSS               $(1,154)  $(1,010)  $(4,685)  $(3,931)   $(34,656)
                     __________  ________  ________  ________   _________

LOSS PER COMMON SHARE  $  (.00)  $  (.00)  $  (.00)  $  (.00)   $   (.01)
                     __________  ________  ________  ________   _________




















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                               From
                                           For the Nine      Inception
                                           Months Ended     on July 26,
                                          September 30,    1990 Through
                                        __________________ September 30,
                                           2003    2002      2003
                                        ________   _______   _________
Cash Flows from Operating Activities:
 Net loss                               $ (4,685)  $(3,931)  $(34,656)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:

  Changes in assets and liabilities:
   Increase (decrease) in
     accounts payable                         10    (1,184)       750
                                        ________   _______   _________
        Net Cash Used by
         Operating Activities             (4,675)   (5,115)   (33,906)
                                        ________   _______   _________

Cash Flows from Investing Activities           -         -          -
                                        ________   _______   _________
        Net Cash Provided by
         Investing Activities                  -         -          -
                                        ________   _______   _________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance           -         -     41,000
                                        ________   _______   _________
        Net Cash Provided by
         Financing Activities                  -         -     41,000
                                        ________   _______   _________

Net Increase (Decrease) in Cash           (4,675)   (5,115)     7,094

Cash at Beginning of Period               11,769    17,294          -
                                        ________   _______   _________
Cash at End of Period                    $ 7,094   $12,179    $ 7,094
                                        ________   _______   _________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $     -   $     -    $     -
   Income taxes                          $     -   $     -    $     -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the nine months ended September 30, 2003:
     None

  For the nine months ended September 30, 2002:
     None





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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2003, the Company has available unused operating loss carryforwards of approximately $33,400, which may be applied against future taxable income and which expire in various years through 2023.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $11,400 and $9,800 as of September 30, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,600 during the nine months ended September 30, 2003.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the nine months ended September 30, 2003 and 2002, the Company did not pay any compensation to its officers and directors.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - CHANGE IN CONTROL

  In May 1998, the Company raised $40,000 through the sale of 10,000,000 shares of common stock. The shares sold represented approximately ninety-one percent (91%) of the outstanding shares of common stock of the Company resulting in a change in control of the Company. The proceeds from the stock sale have been used to pay for legal and accounting fees and for management to search for possible business opportunities. The former officers and directors of the Company resigned and an individual holding approximately 23% of the outstanding common stock was appointed as the sole officer and director of the Company.

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                                                      From
                                                                   Inception
                         For the Three          For the Nine           on
                         Months Ended           Months Ended     July 26, 1990
                         September 30,          September 30,         Through
                     ______________________  ______________________  September
                         2003       2002        2003        2002      30, 2003
                     __________  __________  __________  __________  _________
  Loss available
  to common
  shareholders
  (numerator)        $ (1,154)   $ (1,010)   $ (4,685)   $ (3,931)  $ (34,656)
                     __________  __________  __________  __________  _________
  Weighted average
  number of common
  shares outstanding
  during the period
  (denominator)      11,000,000  11,000,000  11,000,000  11,000,000  5,108,849
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

Item 3. Controls and Procedures

     The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003 pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.


                        PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

     (a)
                             INDEX TO EXHIBITS

 EXHIBIT                   DESCRIPTION OF EXHIBIT
   NO.
   3(i).1   Articles of Incorporation of the Company

   3(ii).1   Bylaws of the Company

   31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
            Oxley Act of 2002

     (b)  Reports on Form 8-K:

     None.
                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BIOETHICS, LTD.


Date: November 10, 2003          By   /s/ Mark J. Cowan

                                   Mark J. Cowan
                                   President, Chief Executive
                                   Officer, Chief Financial
                                   Officer and Director