Form 10KSB
period 2003-12-31
BIOETHICS LTD
filed 2004-03-30
CIK 894560

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

                                FORM 10-KSB

                          Annual Report Pursuant
                       to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


                         For the fiscal year ended
                             December 31, 2003

                          Commission file number
                                  _______

                              BIOETHICS, LTD.
             (Name of registrant as specified in its charter)


         Nevada                           87-0485312
(State or other jurisdiction
            of incorporation)    (IRS employer identification no.)


8092 South Juniper Court, South Weber, Utah 84405     (801) 476-8110
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

     The aggregate market value of voting stock held by non-affiliates of the registrant at December 31, 2003: The common voting stock of the registrant is not publicly traded and has no readily ascertainable fair market value.

     Shares outstanding of the registrant's common stock as of March 15, 2004: 11,000,000.

Bioethics, Ltd.


                    TABLE OF CONTENTS TO ANNUAL REPORT
                              ON FORM 10-KSB
                       YEAR ENDED DECEMBER 31, 2003


                                  PART I
Item 1. Description of Business                                          3
Item 2. Description of Properties                                        3
Item 3. Legal Proceedings                                                4
Item 4. Submission of Matters to a Vote of Security Holders              4

                                  PART II
Item 5. Market for Registrant's Common Equity and
          Related Stockholder Matters                                    5
Item 6. Management's Discussion and Analysis or Plan of Operation        5
Item 7. Financial Statements                                             6
Item 8. Changes In and Disagreements with Accountants
          on Accounting and Financial Disclosure                         6
Item 8A.Controls and Procedures                                          6


                                 PART III
Item 9. Directors and Executive Officers of the Registrant               7
Item 10.Executive Compensation                                           8
Item 11.Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Metters                8
Item 12.Certain Relationships and Related Transactions                   8
Item 13.Exhibits and Reports on Form 8-K                                 8
Item 14.Principal Accountant Fees and Services                           9

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

Holders

     At March 15, 2004, there were approximately 385 holders of record of the Company's common stock.

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

Off Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 8A. Controls and Procedures

     The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                                 PART III

Item 9. Directors and Executive Officers of the Registrant

Identify Directors and Executive Officers

     Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 15, 2004:



  Name          Age          Position             With Company Since

Mark Cowan (1)   35    Director, President,              1998
                      Chief Executive Officer,
                      Chief Financial Officer,
                      Secretary and Treasurer
_______________

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

Audit Committee

     The Company has only one part-time employee that is also the sole director and officer. The Company has no operations and inadequate funding. Therefore, the Company has no audit, compensation or nominating committee and, as a result, the Company does not have a financial expert serving on its audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

     The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act. As a result, no reports are required to be filed pursuant to Section 16(a).

Code of Ethics

     Due to the fact that the Company has no operations and inadequate funding, the Company has not adopted a Code of Ethics and does not anticipate doing so in the immediate future.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of March 15, 2004, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers as a group. As of March 15, 2004, the Company had 11,000,000 shares of common stock outstanding.

Name and Address            Shares      Percentage         Position
Of Beneficial            Beneficially    of Shares
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

Securities Authorized for Issuance Under Equity Compensation Plans

       The Company does not have any equity compensation plans.

Item 12. Certain Relationships and Related Transactions.

     Not applicable.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

     Listed on page 11 hereof.

Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2003.

Item 14. Principal Accountant Fees and Services.

Audit Fees

     The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2003 and 2002 were $3,760 and $3,645, respectively.

Audit Related Fees

     The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2003 and 2002 were $-0- and $-0-, respectively.

Tax Fees

     The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2003 and 2002 were $250 and $250, respectively.

All Other Fees

     The aggregate fees billed for products and services provided by the principal accountant, other than those previously in this Item 14, for the fiscal years ended December 31, 2003 and 2002 were $-0- and $-0-, respectively.

Audit Committee

     The Company's Board of Directors functions as its audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                       Bioethics, Ltd.
                                       (Registrant)




Date: March 26, 2004                 By   /s/ Mark Cowan
                                          Mark Cowan

                                   President,  Chief Executive Officer,
                                   Chief Financial Officer and Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature              Title                              Date

 /s/ Mark Cowan       Director, President,                March 26, 2004
Mark Cowan            Chief Executive Officer,
                      Chief Financial Officer
                      and Secretary




                               EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION OF EXHIBIT

3(i)       Articles of Incorporation of the Company
3(ii)      Bylaws of the Company
31.1       Certification by Mark Cowan under Section 302 of the Sarbanes-
            Oxley Act of 2002.
31.2       Certification by Mark Cowan under Section 302 of the Sarbanes-
            Oxley Act of 2002.
99.1       Certification of Mark Cowan pursuant to 18 U.S.C. Section
            1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2003

                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                     1


        -  Balance Sheet, December 31, 2003                 2


        -  Statements of Operations, for the years
            ended December 31, 2003 and 2002
            and from inception on July 26, 1990
            through December 31, 2003                       3


        -  Statement of Stockholders' Equity, from
            inception on July 26, 1990 through
            December 31, 2003                             4 - 5


        -  Statements of Cash Flows, for the years
            ended December 31, 2003 and 2002
            and from inception on July 26, 1990
            through December 31, 2003                       6


        -  Notes to Financial Statements                  7 - 9

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
BIOETHICS, LTD.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Bioethics, Ltd. [a development stage company] at December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002 and from inception on July 26, 1990 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Bioethics, Ltd. for the period from inception on July 26, 1990 through December 31, 1997 were audited by other auditors whose report, dated January 31, 1998, expressed an unqualified opinion on these financial statements. The financial statements for the period from inception on July 26, 1990 though December 31, 1997 reflect a net loss of $1,000 of the total net loss. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of Bioethics, Ltd. [a development stage company] as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the period from inception on July 26, 1990 through December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

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

February 2, 2004
Salt Lake City, Utah

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS


                                                 December 31,
                                                     2003
                                                 ___________
CURRENT ASSETS:
  Cash                                            $    5,876
                                                 ___________
        Total Current Assets                           5,876
                                                 ___________
                                                  $    5,876
                                                 ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $      740
                                                 ___________
        Total Current Liabilities                        740
                                                 ___________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                        11,000
  Capital in excess of par value                      30,000
  Deficit accumulated during the
   development stage                                 (35,864)
                                                 ___________
        Total Stockholders' Equity                     5,136
                                                 ___________
                                                  $    5,876
                                                 ___________
















 The accompanying notes are an integral part of this financial statement.

                              BIOETHICS, LTD.
                       [A Development Stage Company]


                         STATEMENTS OF OPERATIONS


                                                      From Inception
                                   For the Year Ended  on July 26,
                                      December 31,     1990 Through
                                 _____________________ December 31,
                                      2003       2002       2003
                                   _________  _________  __________
REVENUE:                            $     -   $      -    $      -
                                   _________  _________  __________
EXPENSES:
  General and administrative          5,893      5,081      35,864
                                   _________  _________  __________

LOSS BEFORE INCOME TAXES             (5,893)    (5,081)    (35,864)

CURRENT TAX EXPENSE                       -          -           -

DEFERRED TAX EXPENSE                      -          -           -
                                   _________  _________  __________

NET LOSS                            $(5,893)  $  (5,081) $ (35,864)
                                   _________  _________  __________

LOSS PER COMMON SHARE               $  (.00)  $   (.00)  $    (.01)
                                   _________  _________  __________




















The accompanying notes are an integral part of these financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON JULY 26, 1990

                         THROUGH DECEMBER 31, 2003


                                                             Deficit
                                                           Accumulated
                                  Common Stock  Capital in  During the
                              __________________ Excess of Development
                                 Shares  Amount  Par Value    Stage
                              __________ ________ _______ ____________
BALANCE, July 26, 1990                 - $      - $     - $       -

Issuance of 1,000,000 shares
 of common stock for cash at
 $.001 per share, July 1990    1,000,000    1,000       -         -

Net loss for the period ended
 December 31, 1990                     -        -       -    (1,000)
                              __________ ________ _______ ____________
BALANCE, December 31, 1990     1,000,000    1,000       -    (1,000)

Net loss for the year ended
 December 31, 1991                     -        -       -         -
                              __________ ________ _______ ____________
BALANCE, December 31, 1991     1,000,000    1,000       -    (1,000)

Net loss for the year ended
 December 31, 1992                     -        -       -         -
                              __________ ________ _______ ____________
BALANCE, December 31, 1992     1,000,000    1,000       -    (1,000)

Net loss for the year ended
 December 31, 1993                     -        -       -         -
                              __________ ________ _______ ____________
BALANCE, December 31, 1993     1,000,000    1,000       -    (1,000)

Net loss for the year ended
 December 31, 1994                     -        -       -         -
                              __________ ________ _______ ____________
BALANCE, December 31, 1994     1,000,000    1,000       -    (1,000)

Net loss for the year ended
 December 31, 1995                     -        -       -         -
                              __________ ________ _______ ____________
BALANCE, December 31, 1995     1,000,000    1,000       -    (1,000)

Net loss for the year ended
 December 31, 1996                     -        -       -         -
                              __________ ________ _______ ____________
BALANCE, December 31, 1996     1,000,000    1,000       -    (1,000)

Net loss for the year ended
 December 31, 1997                     -        -       -         -
                              __________ ________ _______ ____________
BALANCE, December 31, 1997     1,000,000    1,000       -    (1,000)

Issuance of 10,000,000 shares
 of common stock for cash at
 $.004 per share, May 1998    10,000,000   10,000  30,000         -

Net loss for the year ended
 December 31, 1998                     -        -       -    (5,335)
                              __________ ________ _______ ____________
BALANCE, December 31, 1998    11,000,000   11,000  30,000    (6,335)

Net loss for the year ended
 December 31, 1999                     -        -       -    (5,531)




                                [Continued]

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON JULY 26, 1990

                         THROUGH DECEMBER 31, 2003

                                [Continued]


                                                             Deficit
                                                           Accumulated
                                  Common Stock  Capital in  During the
                              __________________ Excess of Development
                                 Shares   Amount Par Value    Stage
                              __________ ________ _______ ____________
BALANCE, December 31, 1999    11,000,000   11,000  30,000   (11,866)

Net loss for the year ended
 December 31, 2000                     -        -       -    (6,266)
                              __________ ________ _______ ____________
BALANCE, December 31, 2000    11,000,000   11,000  30,000   (18,132)

Net loss for the year ended
 December 31, 2001                     -        -       -    (6,758)
                              __________ ________ _______ ____________
BALANCE, December 31, 2001    11,000,000   11,000  30,000   (24,890)

Net loss for the year ended
 December 31, 2002                     -        -       -    (5,081)
                              __________ ________ _______ ____________
BALANCE, December 31, 2002    11,000,000   11,000  30,000   (29,971)

Net loss for the year ended
 December 31, 2003                     -        -       -    (5,893)
                              __________ ________ _______ ____________
BALANCE, December 31, 2003    11,000,000  $11,000 $30,000 $ (35,864)
                              __________ ________ _______ ____________



























 The accompanying notes are an integral part of this financial statement.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                                       From Inception
                                    For the Year Ended   on July 26,
                                        December 31,    1990 Through
                                  _____________________ December 31,
                                       2003      2002       2003
                                    _________ __________ ___________
Cash Flows from
 Operating Activities:
  Net loss                          $  (5,893) $  (5,081) $(35,864)
  Adjustments to reconcile
   net loss to net cash used
   by operating activities:
     Changes in assets and
      liabilities:
       Increase (decrease) in
        accounts payable                    -       (444)      740
                                    _________ __________ ___________
        Net Cash (Used) by
         Operating Activities          (5,893)    (5,525)  (35,124)
                                    _________ __________ ___________

Cash Flows from
 Investing Activities                       -          -         -
                                    _________ __________ ___________
        Net Cash Provided by
         Investing Activities               -          -         -
                                    _________ __________ ___________

Cash Flows from
 Financing Activities:
  Proceeds from common
   stock issuance                           -          -    41,000
                                    _________ __________ ___________
        Net Cash Provided by
         Financing Activities               -          -    41,000
                                    _________ __________ ___________

Net Increase (Decrease) in Cash        (5,893)    (5,525)    5,876

Cash at Beginning of Period            11,769     17,294         -
                                    _________ __________ ___________

Cash at End of Period                $  5,876  $  11,769  $  5,876
                                    _________ __________ ___________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                         $     -  $       -  $      -
    Income taxes                     $     -  $       -  $      -

Supplemental schedule of Non-cash Investing and Financing Activities:
  For the year ended December 31, 2003:
     None

  For the year ended December 31, 2002:
     None





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

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2003, the Company has available unused operating loss carryforwards of approximately $34,600, which may be applied against future taxable income and which expire in various years through 2023.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $11,800 and $9,800 as of December 31, 2003 and 2002, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $2,000 during 2003.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management  Compensation - During the years ended December  31,  2003  and
  2002, the Company did not pay any compensation to its officers and directors.

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                                     From Inception
                                  For the Year Ended  on July 26,
                                     December 31,     1990 Through
                                _____________________ December 31,
                                     2003      2002       2003
                                 __________ __________ __________
    Loss available to common
     stockholders used in loss
     per share (Numerator)       $  (5,893) $  (5,081) $ (35,864)
                                 __________ __________ __________
    Weighted average number
     of common shares
     outstanding used in loss
     per share during the
     period (Denominator)        11,000,000 11,000,000 5,219,323
                                 __________ __________ __________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.