Form 10QSB
period 2004-03-31
BIOETHICS LTD
filed 2004-05-17
CIK 894560

FORM 10-QSB

                 U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549
                         ______________________

            Quarterly Report Under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

              For the Quarterly Period Ended March 31, 2004

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

    Class                            Outstanding as of May 6, 2004
Common Stock                               11,000,000

                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.







                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Unaudited Condensed Balance Sheets,
            March 31, 2004 and December 31, 2003           2


        -  Unaudited Condensed Statements of Operations,
            for the three months ended March 31, 2004
            and 2003 and for the period from inception
            on July 26, 1990 through March 31, 2004        3


        -  Unaudited Condensed Statements of Cash Flows,
            for the three months ended March 31, 2004
            and 2003 and for the period from inception
            on July 26, 1990 through March 31, 2004        4


        -  Notes to Unaudited Condensed
            Financial Statements                         5 - 7

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                          March 31,   December 31,
                                             2004         2003
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $    4,851   $    5,876
                                         ___________  ___________
        Total Current Assets                   4,851        5,876
                                         ___________  ___________
                                          $    4,851   $    5,876
                                         ___________  ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        $    1,405   $      740
                                         ___________  ___________
        Total Current Liabilities              1,405          740
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                11,000       11,000
  Capital in excess of par value              30,000       30,000
  Deficit accumulated during the
    development stage                        (37,554)     (35,864)
                                         ___________  ___________
        Total Stockholders' Equity             3,446        5,136
                                         ___________  ___________
                                          $    4,851   $    5,876
                                         ___________  ___________









Note: The balance sheet at December 31, 2003 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                          For the Three       From Inception
                                           Months Ended         on July 26,
                                            March 31,          1990 Through
                                        ___________________      March 31,
                                           2004     2003            2004
                                        ________  _________   ______________
REVENUE:
  Sales                                  $     -  $       -   $            -
                                        ________  _________   ______________
EXPENSES:
  General and administrative               1,690      2,522           37,554
                                        ________  _________   ______________

LOSS BEFORE INCOME
  TAXES                                   (1,690)    (2,522)         (37,554)

CURRENT TAX EXPENSE                            -          -                -

DEFERRED TAX EXPENSE                           -          -                -
                                        ________  _________   ______________

NET LOSS                                $ (1,690) $  (2,522)  $      (37,554)
                                        ________  _________   ______________

LOSS PER COMMON SHARE                   $   (.00) $    (.00)  $         (.01)
                                        ________  _________   ______________




















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                            For the Three     From Inception
                                             Months Ended       on July 26,
                                              March 31,        1990 Through
                                        ___________________      March 31,
                                            2004       2003        2004
                                        __________  _________  _____________
Cash Flows from Operating Activities:
 Net loss                               $   (1,690) $  (2,522) $     (37,554)
 Adjustments to reconcile net loss
   to net cash used by
   operating activities:
  Changes in assets and liabilities:
   Increase in accounts payable                665      1,134          1,405
                                        __________  _________  _____________
        Net Cash Used by
         Operating Activities               (1,025)    (1,388)       (36,149)
                                        __________  _________  _____________

Cash Flows from Investing Activities             -          -              -
                                        __________  _________  _____________
        Net Cash Provided by
         Investing Activities                    -          -              -
                                        __________  _________  _____________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance             -          -         41,000
                                        __________  _________  _____________
        Net Cash Provided by
         Financing Activities                    -          -         41,000
                                        __________  _________  _____________
Net Increase (Decrease) in Cash             (1,025)    (1,388)         4,851

Cash at Beginning of Period                  5,876     11,769              -
                                        __________  _________  _____________
Cash at End of Period                   $    4,851  $  10,381  $       4,851
                                        __________  _________  _____________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                             $        -  $       -  $           -
   Income taxes                         $        -  $       -  $           -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the three months ended March 31, 2004:
     None

  For the three months ended March 31, 2003:
     None





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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2004, the Company has available unused operating loss carryforwards of approximately $36,300, which may be applied against future taxable income and which expire in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $12,300 and $11,800 as of March 31, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $500 during the three months ended March 31, 2004.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the three months ended March 31, 2004 and 2003, the Company did not pay any compensation to its officers and directors.

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                          For the Three        From Inception
                                           Months Ended          on July 26,
                                            March 31,           1990 Through
                                        _____________________      March 31,
                                            2004      2003           2004
                                        __________  _________   _____________
  Loss available to common
  shareholders  (numerator)             $  (1,690)  $  (2,522)  $    (37,554)
                                        __________  __________  _____________
  Weighted average number of
  common shares outstanding
  during the period (denominator)       11,000,000  11,000,000     5,324,595
                                        __________  __________  _____________

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

Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 3. Controls and Procedures

     The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004 pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.


                       PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

     (a)
                            INDEX TO EXHIBITS

EXHIBIT NO.         DESCRIPTION OF EXHIBIT

3(i) Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(i) of the Company's Form 10-KSB, dated December 31, 2003)

3(ii) Bylaws of the Company (Incorporated by reference to Exhibit 3(ii) of the Company's Form 10-KSB, dated December 31, 2003)

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K:

     None.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date: May 6, 2004                         BIOETHICS, LTD.


                                       By   /s/ Mark J. Cowan
                                          Mark J. Cowan
                                      President, Chief Executive Officer,
                                      Chief Financial Officer and Director