Form 10QSB
period 2004-06-30
BIOETHICS LTD
filed 2004-08-16
CIK 894560

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

               For the Quarterly Period Ended June 30, 2004

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

                          _X_ Yes        ___  No

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                 Outstanding as of August 11, 2004

         Common Stock                        11,000,000

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.




                              BIOETHICS, LTD.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               JUNE 30, 2004

                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                                        PAGE

        -   Unaudited Condensed Balance Sheets,
            June 30, 2004 and December 31, 2003                            2


        -   Unaudited Condensed Statements of Operations,
            for the three and six months ended June 30, 2004
            and 2003 and for the period from inception on
            July 26, 1990 through June 30, 2004                            3


        -   Unaudited Condensed Statements of Cash Flows,
            for the six months ended June 30, 2004
            and 2003 and for the period from inception on
            July 26, 1990 through June 30, 2004                            4


        -   Notes to Unaudited Condensed Financial Statements          5 - 7

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                                  June 30,   December 31,
                                                    2004         2003
                                                ___________  ___________
CURRENT ASSETS:
  Cash                                           $    4,203   $    5,876
                                                ___________  ___________
        Total Current Assets                          4,203        5,876
                                                ___________  ___________
                                                 $    4,203   $    5,876
                                                ___________  ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $    2,305   $      740
                                                ___________  ___________
        Total Current Liabilities                     2,305          740
                                                ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                       11,000       11,000
  Capital in excess of par value                     30,000       30,000
  Deficit accumulated during the
    development stage                               (39,102)     (35,864)
                                                ___________  ___________
        Total Stockholders' Equity                    1,898        5,136
                                                ___________  ___________
                                                 $    4,203   $    5,876
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

                              BIOETHICS, LTD.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                            For the Three       For the Six     From Inception
                            Months Ended        Months Ended      on July 26,
                              June 30,            June 30,       1990 Through
                        _________________________________________  June 30,
                          2004       2003       2004       2003      2004
                        ________   ________   ________   ________   ________
REVENUE:
  Sales                 $      -   $      -   $      -   $      -   $      -
                        ________   ________   ________   ________   ________
EXPENSES:
  General and
  administrative           1,548      1,009      3,238      3,531     39,102
                        ________   ________   ________   ________   ________

LOSS BEFORE INCOME
  TAXES                   (1,548)    (1,009)    (3,238)    (3,531)   (39,102)

CURRENT TAX EXPENSE            -          -          -          -          -

DEFERRED TAX EXPENSE           -          -          -          -          -
                        ________   ________   ________   ________   ________

NET LOSS                $ (1,548)  $ (1,009)  $ (3,238)  $ (3,531)  $(39,102)
                        ________   ________   ________   ________   ________

LOSS PER COMMON SHARE   $   (.00)  $   (.00)  $   (.00)  $   (.00)  $   (.01)
                        ________   ________   ________   ________   ________











 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                For the Six      From Inception
                                                Months Ended      on July 26,
                                                  June 30,       1990 Through
                                            ____________________   June 30,
                                              2004       2003        2004
                                            _________  _________   _________
Cash Flows from Operating Activities:
 Net loss                                   $  (3,238) $  (3,531)  $ (39,102)
 Adjustments to reconcile net loss to
 net cash used by operating activities:
  Changes in assets and liabilities:
   Increase in accounts payable                 1,565         50       2,305
                                            _________  _________   _________
        Net Cash Used by
         Operating Activities                  (1,673)    (3,481)    (36,797)
                                            _________  _________   _________
Cash Flows from Investing Activities                -          -           -
                                            _________  _________   _________
        Net Cash Provided by
         Investing Activities                       -          -           -
                                            _________  _________   _________
Cash Flows from Financing Activities:
 Proceeds from common stock issuance                -          -      41,000
                                            _________  _________   _________
        Net Cash Provided by
         Financing Activities                       -          -      41,000
                                            _________  _________   _________

Net Increase (Decrease) in Cash                (1,673)    (3,481)      4,203

Cash at Beginning of Period                     5,876     11,769           -
                                            _________  _________   _________

Cash at End of Period                       $   4,203  $   8,288   $   4,203
                                            _________  _________   _________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                 $       -  $       -   $       -
   Income taxes                             $       -  $       -   $       -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the six months ended June 30, 2004:
     None

  For the six months ended June 30, 2003:
     None



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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2004, the Company has available unused operating loss carryforwards of approximately $38,000, which may be applied against future taxable income and which expire in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $12,900 and $11,800 as of June 30, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,100 during the six months ended June 30, 2004.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management  Compensation - During the six months ended June 30,  2004  and
  2003, the Company did not pay any compensation to its officers and directors.

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                        For the Three           For the Six      From Inception
                        Months Ended            Months Ended       on July 26,
                          June 30,                June 30,        1990 Through
                    ______________________________________________  June 30,
                       2004        2003        2004        2003       2004
                    __________  __________  __________  __________  __________
 Loss available to
 common shareholders
 (numerator)        $   (1,548) $   (1,009) $   (3,238) $   (3,531)   $(39,102)
                    __________  __________  __________  __________  __________
 Weighted average
 number of common
 shares outstanding
 during  the  period
 (denominator)      11,000,000  11,000,000  11,000,000  11,000,000   5,426,101
                    __________  __________  __________  __________  __________

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

Critical Accounting Policies

     Due to the lack of current operations and limited business activities, the Company does not have any accounting policies that it believes are critical to facilitate an investor's understanding of the Company's financial and operating status.

Recent Accounting Pronouncements

     The Company has not adopted any new accounting policies that would have a material impact on the Company's financial condition, changes in financial conditions or results of operations.

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

Item 3. Controls and Procedures

     The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004 pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.


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

                                 BIOETHICS, LTD.


Date: August 11, 2004            By   /s/ Mark J. Cowan

                                      Mark J. Cowan
                                      President, Chief Executive
                                      Officer, Chief Financial
                                      Officer and Director