Form 10QSB
period 2004-09-30
BIOETHICS LTD
filed 2004-11-15
CIK 894560

                                FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

             For the Quarterly Period Ended September 30, 2004

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

   Class                            Outstanding as of November 9, 2004
Common Stock                                 11,000,000

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.





                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                              PAGE

        -  Unaudited Condensed Balance Sheets,
            September 30, 2004 and December 31, 2003            2


        -  Unaudited Condensed Statements of Operations,
            for the three and nine months ended
            September 30, 2004 and 2003 and for the
            period from inception on July 26, 1990
            through September 30, 2004                          3


        -  Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2004
            and 2003 and for the period from inception on
            July 26, 1990 through September 30, 2004            4


        -  Notes to Unaudited Condensed Financial Statements  5 - 7

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                        September 30, December 31,
                                             2004         2003
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $    1,350   $    5,876
                                         ___________  ___________
        Total Current Assets                   1,350        5,876
                                         ___________  ___________
                                          $    1,350   $    5,876
                                         ___________  ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        $      750   $      740
                                         ___________  ___________
        Total Current Liabilities                750          740
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                11,000       11,000
  Capital in excess of par value              30,000       30,000
  Deficit accumulated during the
    development stage                       (40,400)     (35,864)
                                         ___________  ___________
        Total Stockholders' Equity               600        5,136
                                         ___________  ___________
                                          $    1,350   $    5,876
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

                              BIOETHICS, LTD.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                        For the Three         For the Nine    From Inception
                         Months Ended         Months Ended     on July 26,
                        September 30,         September 30,    1990 Through
                     ____________________  ____________________September 30,
                         2004     2003        2004      2003        2004
                     _________  _________  _________  _________   _________
REVENUE:
  Sales              $      -   $      -   $      -   $      -    $      -
                     _________  _________  _________  _________   _________
EXPENSES:
  General and
   administrative       1,298      1,154      4,536      4,685      40,400
                     _________  _________  _________  _________   _________

LOSS BEFORE INCOME
  TAXES                (1,298)    (1,154)    (4,536)    (4,685)    (40,400)

CURRENT TAX EXPENSE         -          -          -          -           -

DEFERRED TAX EXPENSE        -          -          -          -           -
                     _________  _________  _________  _________   _________

NET LOSS             $ (1,298)  $ (1,154)  $ (4,536)  $ (4,685)   $(40,400)
                     _________  _________  _________  _________   _________

LOSS PER COMMON SHARE $  (.00)  $   (.00)  $   (.00)  $   (.00)   $   (.01)
                     _________  _________  _________  _________   _________





















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                           For the Nine   From Inception
                                           Months Ended     on July 26,
                                           September 30,    1990 Through
                                        __________________  September 30,
                                           2004      2003      2004
                                        _________  _________   _________
Cash Flows from Operating Activities:
 Net loss                               $ (4,536)  $ (4,685)   $(40,400)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
  Changes in assets and liabilities:
   Increase in accounts payable               10         10         750
                                        _________  _________   _________
        Net Cash Used by
         Operating Activities             (4,526)    (4,675)    (39,650)
                                        _________  _________   _________

Cash Flows from Investing Activities           -          -           -
                                        _________  _________   _________
        Net Cash Provided by
         Investing Activities                  -          -           -
                                        _________  _________   _________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance           -          -      41,000
                                        _________  _________   _________
        Net Cash Provided by
         Financing Activities                  -          -      41,000
                                        _________  _________   _________

Net Increase (Decrease) in Cash           (4,526)    (4,675)      1,350

Cash at Beginning of Period                5,876     11,769           -
                                        _________  _________   _________
Cash at End of Period                    $ 1,350   $  7,094    $  1,350
                                        _________  _________   _________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $     -   $     -     $      -
   Income taxes                          $     -   $     -     $      -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the nine months ended September 30, 2004:
     None

  For the nine months ended September 30, 2003:
     None





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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2004, the Company has available unused operating loss carryforwards of approximately $39,200, which may be applied against future taxable income and which expire in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $13,300 and $11,800 as of September 30, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,500 during the nine months ended September 30, 2004.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the nine months ended September 30, 2004 and 2003, the Company did not pay any compensation to its officers and directors.

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                                                      From
                                                                    Inception
                          For the Three         For the Nine       on July 26,
                          Months Ended          Months Ended           1990
                          September 30,         September 30,         Through
                     ______________________  ______________________  September
                         2004       2003        2004        2003     30, 2004
                     __________  __________  __________  __________  _________
  Loss available
  to common
  shareholders
  (numerator)        $  (1,298)  $  (1,154)  $  (4,536)  $  (4,685)  $(40,400)
                     __________  __________  __________  __________  _________
  Weighted average
  number of common
  shares outstanding
  during the period
  (denominator)      11,000,000  11,000,000  11,000,000  11,000,000  5,525,097
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

Item 3. Controls and Procedures

     The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004 pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.


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




Date: November 9, 2004                    BIOETHICS, LTD.


                                    By   /s/ Mark J. Cowan
                                        Mark J. Cowan
                                    President, Chief Executive Officer,
                                    Chief Financial Officer and
                                    Director