Form 10KSB
period 2004-12-31
BIOETHICS LTD
filed 2005-03-31
CIK 894560

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

                                FORM 10-KSB

                          Annual Report Pursuant
                       to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


                         For the fiscal year ended
                             December 31, 2004

                          Commission file number
                                33-55254-41

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No "

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

     Issuers revenues for its most recent fiscal year: None.

     The aggregate market value of voting stock held by non-affiliates of the registrant at December 31, 2004: The common voting stock of the registrant is not publicly traded and has no readily ascertainable fair market value.

     Shares outstanding of the registrant's common stock as of March 15, 2005: 11,000,000.

Bioethics, Ltd.


                    TABLE OF CONTENTS TO ANNUAL REPORT
                              ON FORM 10-KSB
                       YEAR ENDED DECEMBER 31, 2004


                                  PART I
Item 1.   Description of Business.                                        3
Item 2.   Description of Properties.                                      3
Item 3.   Legal Proceedings.                                              4
Item 4.   Submission of Matters to a Vote of Security Holders             4

                                  PART II
Item 5.   Market for Common Equity and Related Stockholder Matters        5
Item 6.   Management's Discussion and Analysis or Plan of Operation       5
Item 7.   Financial Statements                                            6
Item 8.   Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure                            6
Item 8A.  Controls and Procedures                                         7
Item 8B.  Other Information                                               7

                                 PART III
Item 9.   Directors, Executive Officers, Promoters and
           Control Persons; Compliance With Section 16(a)
           of the Exchange Act                                            8
Item 10.  Executive Compensation                                          9
Item 11.  Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters                 9
Item 12.  Certain Relationships and Related Transactions                  9
Item 13.  Exhibits                                                        9
Item 14.  Principal Accountant Fees and Services                         10

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

Item 2. Description of Properties.

     The Company's executive offices are located at 8092 South Juniper Court, South Weber, Utah 84405, in the home of its president. The Company does not own or invest in, nor does the Company intend in the future, to own or invest in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

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






               [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                  PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Market Information

     To the knowledge of current management, there is no public trading market for the Company's common stock.

Holders

     At March 15, 2005, there were approximately 385 holders of record of the Company's common stock.

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

     The Company does not have sufficient funding to meet its long term cash needs. The Company believes that its current cash will not be sufficient to support the Company's planned operations for the next twelve months. The current sole officer and director has expressed his intent that to the extent necessary the Company will seek to raise additional funds through the sale of equity securities or by borrowing to funds until a suitable business venture can be completed. Management anticipates raising funds during the next twelve months. There is no assurance that the Company will be able to successfully identify and/or negotiate a suitable potential business venture or raise additional funds if and when needed.

     The Company has experienced net losses during the development stage (1990 to present) and has had no revenues during such period.
During the past two fiscal years the Company has had no business operations. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 8A. Controls and Procedures

     The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

Item 8B. Other Information

     None

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Identify Directors and Executive Officers

     Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 15, 2005:



   Name           Age       Position                 With Company Since
   ______         ___       ________                 __________________

 Mark Cowan (1)   36       Director, President,             1998
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

     None

Involvement in Certain Legal Proceedings

     Mr. Cowan has not been involved in any material legal proceedings which occurred within the last five years of any type as described in Regulation S-K.

Board Committees

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of March 15, 2005, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers as a group. As of March 15, 2005, the Company had 11,000,000 shares of common stock outstanding.

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

Item 12. Certain Relationships and Related Transactions

     Not applicable.

Item 13. Exhibits

Exhibits

     Listed on page 11 hereof.

Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2004.

Item 14. Principal Accountant Fees and Services

Audit Fees

     The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2004 and 2003 were $3,855 and $3,760, respectively.

Audit Related Fees

     The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2004 and 2003 were $-0- and $-0-, respectively.

Tax Fees

     The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2004 and 2003 were $250 and $250, respectively.

All Other Fees

     The aggregate fees billed for products and services provided by the principal accountant, other than those previously in this Item 14, for the fiscal years ended December 31, 2004 and 2003 were $-0- and $-0-, respectively.

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



                                  Bioethics, Ltd.
                                   (Registrant)




Date: March 26, 2005           By   /s/ Mark Cowan
                                   Mark Cowan
                             Chairman, Chief Executive Officer,
                             Chief Financial Officer and Secretary



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature              Title                                      Date
_________           ________________________________          ____________

/s/ Mark Cowan     Director, Chief Executive Officer,
Mark Cowan         Chief Financial Officer and Secretary      March 26, 2005

                               EXHIBIT INDEX

                EXHIBIT NO.         DESCRIPTION OF EXHIBIT

3(i)       Articles of Incorporation of the Company (Incorporated by
            reference to Exhibit 3(i) of the Company's Form 10-KSB, dated December 31, 2003)
3(ii)      Bylaws of the Company (Incorporated by reference to Exhibit
            3(ii) of the Company's Form 10-KSB, dated December 31, 2003)
31.1       Certification by Mark Cowan under Section 302 of the Sarbanes-
            Oxley Act of 2002.
31.2       Certification by Mark Cowan under Section 302 of the Sarbanes-
            Oxley Act of 2002.
32.1       Certification of Mark Cowan pursuant to 18 U.S.C. Section
            1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2004

                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -    Report of Independent Registered Public
               Accounting Firm                              1


        -    Balance Sheet, December 31, 2004               2


        -    Statements of Operations, for the years
               ended December 31, 2004 and 2003
               and from inception on July 26, 1990
               through December 31, 2004                    3


        -    Statement of Stockholders' Equity, from
               inception on July 26, 1990 through
               December 31, 2004                        4 - 5


        -    Statements of Cash Flows, for the years
               ended December 31, 2004 and 2003
               and from inception on July 26, 1990
               through December 31, 2004                    6


        -    Notes to Financial Statements              7 - 9

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
BIOETHICS LTD.
South Ogden, Utah

We have audited the accompanying balance sheet of Bioethics, Ltd. [a development stage company] as of December 31, 2004 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003 and for the period from inception on July 26, 1990 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Bioethics, Ltd. for the period from inception on July 26, 1990 through December 31, 1997 were audited by other auditors whose report, dated January 31, 1998, expressed an unqualified opinion on these financial statements. The financial statements for the period from inception on July 26, 1990 though December 31, 1997 reflect a net loss of $1,000 of the total net loss. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Bioethics, Ltd. [a development stage company] as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and for the period from inception on July 26, 1990 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred losses since its inception and has no ongoing operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




/s/ PRITCHETT, SILER & HARDY, P.C.

February 7, 2005
Salt Lake City, Utah

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS


                                                 December 31,
                                                     2004
                                                 ___________
CURRENT ASSETS:
  Cash                                           $     1,078
                                                 ___________
        Total Current Assets                           1,078
                                                 ___________
                                                 $     1,078
                                                 ___________


             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                               $     1,800
                                                 ___________
        Total Current Liabilities                      1,800
                                                 ___________
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                        11,000
  Capital in excess of par value                      30,000
  Deficit accumulated during the
   development stage                                 (41,722)
                                                 ___________
        Total Stockholders' Equity (Deficit)            (722)
                                                 ___________
                                                 $     1,078
                                                 ___________














The accompanying notes are an integral part of this financial statement.

                              BIOETHICS, LTD.
                       [A Development Stage Company]


                         STATEMENTS OF OPERATIONS


                                                          From Inception
                                     For the Year Ended     on July 26,
                                        December 31,       1990 Through
                                   ______________________  December 31,
                                      2004        2003         2004
                                   __________  __________  ____________
REVENUE :                          $        -  $        -  $          -
                                   __________  __________  ____________
EXPENSES:
  General and administrative            5,858       5,893        41,722
                                   __________  __________  ____________

LOSS BEFORE INCOME TAXES               (5,858)     (5,893)      (41,722)

CURRENT TAX EXPENSE                         -           -             -

DEFERRED TAX EXPENSE                        -           -             -
                                   __________  __________  ____________

NET LOSS                           $   (5,858) $   (5,893) $    (41,722)
                                   __________  __________  ____________

LOSS PER COMMON SHARE              $     (.00) $     (.00) $       (.01)
                                   __________  __________  ____________




















The accompanying notes are an integral part of these financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                FROM THE DATE OF INCEPTION ON JULY 26, 1990

                         THROUGH DECEMBER 31, 2004


                                                                 Deficit
                                                               Accumulated
                                  Common Stock     Capital in  During the
                              ____________________  Excess of  Development
                                Shares     Amount   Par Value     Stage
                              __________  ________  _________  ___________
BALANCE, July 26, 1990                 -  $      -  $       -  $         -

Issuance of 1,000,000 shares
  of common stock for cash at
  $.001 per share, July 1990   1,000,000     1,000          -            -

Net loss for the period
  ended December 31, 1990              -         -          -       (1,000)
                              __________  ________  _________  ___________
BALANCE, December 31, 1990     1,000,000     1,000          -       (1,000)

Net loss for the year ended
  December 31, 1991                    -         -          -            -
                              __________  ________  _________  ___________
BALANCE, December 31, 1991     1,000,000     1,000          -       (1,000)

Net loss for the year ended
  December 31, 1992                    -         -          -            -
                              __________  ________  _________  ___________
BALANCE, December 31, 1992     1,000,000     1,000          -       (1,000)

Net loss for the year ended
  December 31, 1993                    -         -          -            -
                              __________  ________  _________  ___________
BALANCE, December 31, 1993     1,000,000     1,000          -       (1,000)

Net loss for the year ended
  December 31, 1994                    -         -          -            -
                              __________  ________  _________  ___________
BALANCE, December 31, 1994     1,000,000     1,000          -       (1,000)

Net loss for the year ended
  December 31, 1995                    -         -          -            -
                              __________  ________  _________  ___________
BALANCE, December 31, 1995     1,000,000     1,000          -       (1,000)

Net loss for the year ended
  December 31, 1996                    -         -          -            -
                              __________  ________  _________  ___________
BALANCE, December 31, 1996     1,000,000     1,000          -       (1,000)

Net loss for the year ended
  December 31, 1997                    -         -          -            -
                              __________  ________  _________  ___________
BALANCE, December 31, 1997     1,000,000     1,000          -       (1,000)

Issuance of 10,000,000 shares
  of common stock for cash at
  $.004 per share, May 1998   10,000,000    10,000     30,000            -

Net loss for the year ended
  December 31, 1998                    -         -          -       (5,335)
                              __________  ________  _________  ___________
BALANCE, December 31, 1998    11,000,000    11,000     30,000       (6,335)

Net loss for the year ended
  December 31, 1999                    -         -          -       (5,531)




                                [Continued]

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                FROM THE DATE OF INCEPTION ON JULY 26, 1990

                         THROUGH DECEMBER 31, 2004

                                [Continued]


                                                                 Deficit
                                                               Accumulated
                                  Common Stock     Capital in  During the
                              ____________________  Excess of  Development
                                Shares     Amount   Par Value     Stage
                              __________  ________  _________  ___________
BALANCE, December 31, 1999    11,000,000    11,000     30,000      (11,866)

Net loss for the year ended
  December 31, 2000                    -         -          -       (6,266)
                              __________  ________  _________  ___________
BALANCE, December 31, 2000    11,000,000    11,000     30,000      (18,132)

Net loss for the year ended
  December 31, 2001                    -         -          -       (6,758)
                              __________  ________  _________  ___________
BALANCE, December 31, 2001    11,000,000    11,000     30,000      (24,890)

Net loss for the year ended
  December 31, 2002                    -         -          -       (5,081)
                              __________  ________  _________  ___________
BALANCE, December 31, 2002    11,000,000    11,000     30,000      (29,971)

Net loss for the year ended
  December 31, 2003                    -         -          -       (5,893)
                              __________  ________  _________  ___________
BALANCE, December 31, 2003    11,000,000    11,000     30,000      (35,864)
                              __________  ________  _________  ___________
Net loss for the year ended
  December 31, 2004                    -         -          -       (5,858)
                              __________  ________  _________  ___________
BALANCE, December 31, 2004    11,000,000  $ 11,000  $ 30,000   $   (41,722)
                              __________  ________  _________  ___________























The accompanying notes are an integral part of this financial statement.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                                             From Inception
                                        For the Year Ended     on July 26,
                                           December 31,       1990 Through
                                      ______________________  December 31,
                                         2004        2003         2004
                                      __________  __________  ____________
Cash Flows from Operating Activities:
  Net loss                            $   (5,858) $   (5,893) $    (41,722)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
     Changes in assets and liabilities:
      Increase (decrease) in
        accounts payable                   1,060           -         1,800
                                      __________  __________  ____________
        Net Cash (Used) by
          Operating Activities            (4,798)     (5,893)      (39,922)
                                      __________  __________  ____________

Cash Flows from Investing Activities           -           -             -
                                      __________  __________  ____________
        Net Cash Provided by
          Investing Activities                 -           -             -
                                      __________  __________  ____________

Cash Flows from Financing Activities:
  Proceeds from common stock issuance          -           -        41,000
                                      __________  __________  ____________
        Net Cash Provided by
          Financing Activities                 -           -        41,000
                                      __________  __________  ____________

Net Increase (Decrease) in Cash           (4,798)     (5,893)        1,078

Cash at Beginning of Period                5,876      11,769             -
                                      __________  __________  ____________

Cash at End of Period                 $    1,078  $    5,876  $      1,078
                                      __________  __________  ____________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                          $        -  $        -  $          -
    Income taxes                      $        -  $        -  $          -

Supplemental schedule of Non-cash Investing and Financing Activities:
  For the year ended December 31, 2004:
     None

  For the year ended December 31, 2003:
     None



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

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" [See Note 3].

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2004, the Company has available unused operating loss carryforwards of approximately $40,500, which may be applied against future taxable income and which expire in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $13,800 and $11,800 as of December 31, 2004 and 2003, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $2,000 during 2004.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management  Compensation - During the years ended December  31,  2004  and
  2003, the Company did not pay any compensation to its officers and directors.

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

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 6 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess
  of  current  assets.   These  factors raise substantial  doubt  about  the
  ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, through additional sales of its
  common  stock or  through a possible  business  combination.   There is no
  assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                                             From Inception
                                        For the Year Ended     on July 26,
                                           December 31,       1990 Through
                                      ______________________  December 31,
                                         2004        2003         2004
                                      __________  __________  ____________
    Loss available to common
     stockholders used in loss per
     share (Numerator)                $   (5,858) $   (5,893) $    (41,722)
                                      __________  __________  ____________
    Weighted average number of common
     shares outstanding used in loss
     per share during the period
     (Denominator)                    11,000,000  11,000,000     5,620,637
                                      __________  __________  ____________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 8 - SUBSEQUENT EVENT

  In January 2005, a shareholder of the Company advanced the Company $5,000.