Form 10QSB
period 2005-03-31
BIOETHICS LTD
filed 2005-05-17
CIK 894560

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

               For the Quarterly Period Ended March 31, 2005

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

                           XX Yes        ___  No

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                Outstanding as of May 9, 2005
         Common Stock                       11,000,000

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.



                              BIOETHICS, LTD.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2005

                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                                    PAGE


        -    Unaudited Condensed Balance Sheets,
               March 31, 2005 and December 31, 2004                    2


        -    Unaudited Condensed Statements of Operations,
               for the three months ended March 31, 2005
               and 2004 and from inception on July 26, 1990
               through March 31, 2005                                  3

        -    Unaudited Condensed Statements of Cash Flows,
               for the three months ended March 31, 2005
               and 2004 and from inception on July 26, 1990
               through March 31, 2005                                  4


        -    Notes to Unaudited Condensed Financial Statements     5 - 7

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                          March 31,   December 31,
                                             2005         2004
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $    3,998   $    1,078
                                         ___________  ___________
        Total Current Assets                   3,998        1,078
                                         ___________  ___________
                                          $    3,998   $    1,078
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $    2,375   $    1,800

                                         ___________  ___________
        Total Current Liabilities              2,375        1,800
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                11,000       11,000
  Capital in excess of par value              35,000       30,000
  Deficit accumulated during the
   development stage                         (44,377)     (41,722)
                                         ___________  ___________
        Total Stockholders'
          Equity (Deficit)                     1,623         (722)
                                         ___________  ___________
                                         $     3,998  $     1,078
                                         ___________  ___________




Note: The balance sheet at December 31, 2004 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]


               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                    For the Three       From Inception
                                     Months Ended        on July 26,
                                       March 31,         1990 Through
                                   ___________________    March 31,
                                      2005     2004        2005
                                   _________ __________ ___________
REVENUE :                           $     -  $     -    $        -
                                   _________ __________ ___________
EXPENSES:
  General and administrative          2,655    1,690        44,377
                                   _________ __________ ___________

LOSS BEFORE INCOME TAXES             (2,655)  (1,690)      (44,377)

CURRENT TAX EXPENSE                       -        -             -

DEFERRED TAX EXPENSE                      -        -             -
                                   _________ __________ ___________

NET LOSS                            $(2,655) $(1,690)   $  (44,377)
                                   _________ __________ ___________

LOSS PER COMMON SHARE               $  (.00) $  (.00)   $     (.01)
                                   _________ __________ ___________
















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                        For the Three          From Inception
                                        Months Ended             on July 26,
                                         March 31,              1990 Through
                                         ____________________    March 31,
                                              2005      2004        2005
                                         ___________ _________ ____________
Cash Flows from Operating Activities:
  Net loss                                 $ (2,655) $ (1,690)  $  (44,377)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
     Changes in assets and liabilities:
       Increase in accounts payable              575       665        2,375
                                         ___________ _________ ____________
        Net Cash (Used) by
          Operating Activities                (2,080)   (1,025)     (42,002)
                                         ___________ _________ ____________

Cash Flows from Investing Activities               -         -            -
                                         ___________ _________ ____________
        Net Cash Provided by
          Investing Activities                     -         -            -
                                         ___________ _________ ____________

Cash Flows from Financing Activities:
  Proceeds from common stock issuance              -         -       41,000
  Capital contribution                         5,000         -        5,000
                                         ___________ _________ ____________
        Net Cash Provided by
          Financing Activities                 5,000         -       46,000
                                         ___________ _________ ____________

Net Increase (Decrease) in Cash                2,920    (1,025)       3,998

Cash at Beginning of Period                    1,078     5,876            -
                                         ___________ _________ ____________

Cash at End of Period                      $   3,998  $  4,851  $     3,998
                                         ___________ _________ ____________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                               $       -  $      -  $         -
    Income taxes                           $       -  $      -  $         -

Supplemental schedule of Non-cash Investing and Financing Activities:
  For the three months ended March 31, 2005:
     None

  For the three months ended March 31, 2004:
     None



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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

  Accounting  Estimates  -  The  preparation  of  financial  statements   in
  conformity  with generally accepted accounting principles  in  the  United
  States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated by management.

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

                              BIOETHICS, LTD.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

  Common Stock - In July 1990, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $1,000 (or $.001 per share).

  In May 1998, the Company issued 10,000,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $40,000 (or $.004 per share). The issuance of common stock resulted in a change in control of the Company [See Note 5].

  Capital Contribution - In January 2005, a shareholder of the Company contributed $5,000 to the Company.

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2005, the Company has available unused operating loss carryforwards of approximately $43,100, which may be applied against future taxable income and which expire in various years through 2025. However, if certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $14,700 and $13,800 as of March 31, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $900 during the three months ended March 31, 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the three months ended March 31, 2005 and 2004, the Company did not pay any compensation to its officers and directors.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no cost to the Company.

  Capital Contribution - In January 2005, a shareholder of the Company contributed $5,000 to the Company.

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

NOTE 6 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has no on-going operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, through additional sales of its common stock or through a possible acquisition of another company. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                              For the Three    From Inception
                                              Months Ended       on July 26,
                                               March 31,        1990 Through
                                         _____________________   March 31,
                                              2005      2004        2005
                                         ___________ __________ ____________
    Loss available to common
      stockholders used  in
      loss per share (numerator)           $  (2,655) $ (1,690) $  (44,377)
                                         ___________ __________ ____________
    Weighted average number of
      common shares outstanding
      used in loss per share during
      the period (denominator)           11,000,000  11,000,000    5,710,929
                                         ___________ __________ ____________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

Item 2. Management's Discussion and Analysis or Plan of Operation.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

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

     The Company does not have sufficient funding to meet its short or long term cash needs. The Company believes that its current cash will not be sufficient to support the Company's planned operations for the next twelve months. The current sole officer and director has expressed his intent that to the extent necessary the Company will seek to raise additional funds through the sale of equity securities or by borrowing to funds until a suitable business venture can be completed. There is no assurance that the Company will be able to successfully identify and/or negotiate a suitable potential business venture or raise additional funds if and when needed.

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

Item 3. Controls and Procedures

     The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005 pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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


Date: May 9, 2005                By   /s/ Mark J. Cowan

                                   Mark J. Cowan
                                   President, Chief Executive
                                   Officer, Chief Financial
                                   Officer and Director