Form 10QSB
period 2005-06-30
BIOETHICS LTD
filed 2005-08-12
CIK 894560

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

               For the Quarterly Period Ended June 30, 2005

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

             Class                 Outstanding as of August 9, 2005
         Common Stock                       11,000,000

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.




                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                                PAGE


        -    Unaudited Condensed Balance Sheets,
             June 30, 2005 and December 31, 2004                  2


        -    Unaudited Condensed Statements of Operations,
            for the three and six months ended June 30,
            2005 and 2004 and from inception on July 26, 1990
             through June 30, 2005                                3

        -    Unaudited Condensed Statements of Cash Flows,
            for the six months ended June 30, 2005 and 2004
            and from inception on July 26, 1990
             through June 30, 2005                                4


        -  Notes to Financial Statements                        5 - 7

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                           June 30,   December 31,
                                             2005         2004
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $    1,256   $    1,078
                                         ___________  ___________
        Total Current Assets                   1,256        1,078
                                         ___________  ___________
                                          $    1,256   $    1,078
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $      775   $    1,800
                                         ___________  ___________
        Total Current Liabilities                775        1,800
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                               11,000      11,000
  Capital in excess of par value             35,000      30,000
  Deficit accumulated during the
   development stage                        (45,519)    (41,722)
                                         ___________  ___________
        Total Stockholders'
          Equity (Deficit)                      481        (722)
                                         ___________  ___________
                                         $    1,256   $    1,078
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

                              BIOETHICS, LTD.
                       [A Development Stage Company]


               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                                                From
                                                              Inception
                        For the Three        For the Six           On
                         Months Ended        Months Ended    July 26,1990
                           June 30,            June 30,        through
                      __________________  __________________   June 30,
                         2005     2004      2005      2004      2005
                      ________  ________  ________  ________   _________
REVENUE                $     -  $     -   $     -   $     -    $      -

EXPENSES:
  General and
    administrative      1,142     1,548     3,797     3,238      45,519
                      ________  ________  ________  ________   _________
LOSS BEFORE
 INCOME TAXES          (1,142)   (1,548)   (3,797)   (3,238)    (45,519)

CURRENT TAX EXPENSE         -         -         -         -           -
DEFERRED TAX EXPENSE        -         -         -         -           -
                      ________  ________  ________  ________   _________
NET LOSS              $(1,142)  $(1,548)  $(3,797)  $(3,238)   $(45,519)
                      ________  ________  ________  ________   _________
LOSS PER COMMON SHARE $  (.00)  $  (.00)  $  (.00)  $  (.00)   $   (.01)
                      ________  ________  ________  ________   _________



















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                             From
                                                           Inception
                                         For the Six      on July 26,
                                         Months Ended        1990
                                          June 30,          Through
                                      __________________    June 30,
                                        2005     2004         2005
                                      ________  ________   _________
Cash Flows from Operating Activities:
  Net loss                            $(3,797)  $(3,238)   $(45,519)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
    Changes in assets and liabilities:
     Increase (decrease)
      in accounts payable              (1,025)    1,565         775
                                      ________  ________   _________
        Net Cash (Used) by
         Operating Activities          (4,822)   (1,673)    (44,744)
                                      ________  ________   _________

Cash Flows from Investing Activities:       -         -           -
                                      ________  ________   _________
        Net Cash Provided by
         Investing Activities               -         -           -
                                      ________  ________   _________

Cash Flows from Financing Activities:
  Proceeds from common stock issuance       -         -      41,000
  Capital contribution                  5,000         -       5,000
                                      ________  ________   _________
        Net Cash Provided by
         Financing Activities           5,000         -      46,000
                                      ________  ________   _________

Net Increase (Decrease) in Cash           178    (1,673)      1,256

Cash at Beginning of Period             1,078     5,876           -
                                      ________  ________   _________

Cash at End of Period                 $ 1,256   $ 4,203    $  1,256
                                      ________  ________   _________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                          $     -   $     -    $      -
    Income taxes                      $     -   $     -    $      -

Supplemental schedule of Non-cash Investing and Financing Activities:
  For the six months ended June 30, 2005:
     None

  For the six months ended June 30, 2004:
     None





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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and 2004 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statements of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

  Capital Contribution - In January 2005, a shareholder of the Company contributed $5,000 to the Company.

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2005, the Company has available unused operating loss carryforwards of approximately $44,300, which may be applied against future taxable income and which expire in various years through 2025. However, if certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of not operating loss carryforwards which can be utilized.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $15,100 and $13,800 as of June 30, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,300 during the three months ended June 30, 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management  Compensation - During the six months ended June 30,  2005  and
  2004, the Company did not pay any compensation to its officers and directors.

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                                                        From
                                                                     Inception
                                                                         on
                        For the Three            For the Six          July 26,
                         Months Ended            Months Ended           1990
                           June 30,               June 30,            through
                    _______________________  ______________________   June 30,
                        2005        2004        2005       2004         2005
                    ___________  __________  __________  __________   _________
Loss from
continuing
operations
applicable to
common
stockholders
(numerator)          $  (1,142)  $  (1,548)   $ (3,797)  $  (3,238)   $(45,519)
                    ___________  __________  __________  __________   _________

Weighted average
number of common
shares outstanding
used in loss per
share during the
period (denominator) 11,000,000  11,000,000  11,000,000  11,000,000   5,799,193
                    ___________  __________  __________  __________   _________


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

Item 3. Controls and Procedures

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes to our internal controls over financial reporting during the period ended June 30, 2005, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.


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

                                 BIOETHICS, LTD.


Date: August 9, 2005             By   /s/ Mark J. Cowan

                                   Mark J. Cowan
                                   President, Chief Executive
                                   Officer, Chief Financial
                                   Officer and Director