Form 10QSB
period 2005-09-30
BIOETHICS LTD
filed 2005-11-14
CIK 894560

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

             For the Quarterly Period Ended September 30, 2005

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

	Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x No

        State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                Outstanding as of November 11, 2005
         Common Stock                         11,000,000





                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.






                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE


        -    Unaudited Condensed Balance Sheets,
            September 30, 2005 and December 31, 2004         2


        -    Unaudited Condensed Statements of Operations,
            for the three and nine months ended September
            30, 2005 and 2004 and from inception on July
            26, 1990 through September 30, 2005              3

        -    Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2005
            and 2004 and from inception on July 26, 1990
            through September 30, 2005                       4


        -    Notes to Unaudited Condensed Financial
            Statements                                   5 - 8

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                          September 30,   December 31,
                                              2005            2004
                                         ______________  ______________
CURRENT ASSETS:
  Cash                                   $          655  $        1,078
                                         ______________  ______________
        Total Current Assets                        655           1,078
                                         ______________  ______________
                                         $          655  $        1,078
                                         ______________  ______________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                       $        2,000  $        1,800
                                         ______________  ______________
        Total Current Liabilities                 2,000           1,800
                                         ______________  ______________

STOCKHOLDERS' EQUITY (DEFICIT):
  STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                   11,000          11,000
  Capital in excess of par value                 35,000          30,000
  Deficit accumulated during the
   development stage                            (47,345)        (41,722)
                                         ______________  ______________
        Total Stockholders'
          Equity (Deficit)                       (1,345)           (722)
                                         ______________  ______________
                                         $          655  $        1,078
                                         ______________  ______________









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

                              BIOETHICS, LTD.
                       [A Development Stage Company]


               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                            For the Three     For the Nine    From Inception
                            Months Ended      Months Ended      on July 26,
                            September 30,     September 30,    1990 Through
                          _________________ _________________  September 30,
                            2005     2004     2005     2004        2005
                          ________ ________ ________ ________ ______________
REVENUE                   $      - $      - $      - $      - $            -

EXPENSES:
  General and
    administrative           1,826    1,298    5,623    4,536         47,345
                          ________ ________ ________ ________ ______________
LOSS BEFORE INCOME TAXES   (1,826)  (1,298)  (5,623)  (4,536)       (47,345)

CURRENT TAX EXPENSE              -        -        -        -              -
DEFERRED TAX EXPENSE             -        -        -        -              -
                          ________ ________ ________ ________ ______________
NET LOSS                  $(1,826) $(1,298) $(5,623) $(4,536) $     (47,345)
                          ________ ________ ________ ________ ______________
LOSS PER COMMON SHARE     $  (.00) $  (.00) $  (.00) $  (.00) $        (.01)
                          ________ ________ ________ ________ ______________
























 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                              From Inception
                                        For the Nine Months     on July 26,
                                        Ended September 30,    1990 Through
                                      ______________________   September 30,
                                         2005        2004          2005
                                      __________  __________  ______________
Cash Flows from Operating Activities:
  Net loss                            $   (5,623) $   (4,536) $      (47,345)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
   Changes in assets and liabilities:
     Increase (decrease) in
       accounts payable                      200          10           2,000
                                      __________  __________  ______________
        Net Cash (Used) by
          Operating Activities            (5,423)     (4,526)        (45,345)
                                      __________  __________  ______________

Cash Flows from Investing Activities:          -           -               -
                                      __________  __________  ______________
        Net Cash Provided by
          Investing Activities                 -           -               -
                                      __________  __________  ______________

Cash Flows from Financing Activities:
  Proceeds from common stock issuance          -           -          41,000
  Capital contribution                     5,000           -           5,000
                                      __________  __________  ______________
        Net Cash Provided by
          Financing Activities             5,000           -          46,000
                                      __________  __________  ______________

Net Increase (Decrease) in Cash             (423)     (4,526)            655

Cash at Beginning of Period                1,078       5,876               -
                                      __________  __________  ______________

Cash at End of Period                 $      655  $    1,350  $          655
                                      __________  __________  ______________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                          $        -  $        -  $            -
    Income taxes                      $        -  $        -  $            -

Supplemental schedule of Non-cash Investing and Financing Activities:
  For the nine months ended September 30, 2005:
     None

  For the nine months ended September 30, 2004:
     None





 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Bioethics, Ltd. ("the Company") a corporation, was organized under the laws of the State of Nevada on July 26, 1990. The Company has not commenced planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company was organized to provide a vehicle for participating in potentially profitable business ventures which may become available through the personal contacts of, and at the complete discretion of, the Company's officers and directors. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statements of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", and SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004) and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

  Capital Contribution - In January 2005, a shareholder of the Company contributed $5,000 to the Company.

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2005, the Company has available unused operating loss carryforwards of approximately $46,100, which may be applied against future taxable income and which expire in various years through 2025. However, if certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $15,700 and $13,800 as of September 30, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,900 during the nine months ended September 30, 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the nine months ended September 30, 2005 and 2004, the Company did not pay any compensation to its officers and directors.

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                       For the Three         For the Nine      From Inception
                       Months Ended          Months Ended        on July 26,
                       September 30,         September 30,      1990 Through
                   _____________________ _____________________  September 30,
                      2005       2004       2005       2004         2005
                   __________ __________ __________ __________ ______________
 Loss from continuing
  operations
  applicable
  to common
  stockholders
  (numerator)      $  (1,826) $  (1,298) $  (5,623) $  (4,536) $     (47,345)
                   __________ __________ __________ __________ ______________
 Weighted average
  number of common
  shares outstanding
  used in loss per
  share during the
  period
  (denominator)    11,000,000 11,000,000 11,000,000 11,000,000      5,885,482
                   __________ __________ __________ __________ ______________


  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 8 - SUBSEQUENT EVENT

  Subsequent to September 30, 2005 a shareholder of the Company contributed $15,000 to the Company as a capital contribution.

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

     The Company does not have sufficient funding to meet its short or long term cash needs. The Company believes that its current cash will not be sufficient to support the Company's planned operations for the next twelve months. The current sole officer and director has expressed his intent that to the extent necessary the Company will seek to raise additional funds through the sale of equity securities or by borrowing of funds until a suitable business venture can be completed. There is no assurance that the Company will be able to successfully identify and/or negotiate a suitable potential business venture or raise additional funds if and when needed.

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

Item 3. Controls and Procedures

	We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes to our internal controls over financial reporting during the period ended September 30, 2005, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.


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

                                      BIOETHICS, LTD.


Date: November 11, 2005               By   /s/ Mark J. Cowan

                                         Mark J. Cowan
                                         President, Chief Executive
                                         Officer, Chief Financial
                                         Officer and Director