Form 10KSB
period 2005-12-31
BIOETHICS LTD
filed 2006-03-31
CIK 894560

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

                                FORM 10-KSB

                          Annual Report Pursuant
                       to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                         For the fiscal year ended
                             December 31, 2005

                          Commission file number
                                33-55254-41

                              BIOETHICS, LTD.
             (Name of registrant as specified in its charter)

            Nevada                                 87-0485312
(State or other jurisdiction of          (IRS employer identification no.)
       incorporation)


8092 South Juniper Court, South                  (801) 476-8110
       Weber, Utah 84405
(Address of principal executive           (Registrant's telephone number,
           offices)                        including area code)

     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act:  ".

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No "

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x No ".

State issuer's revenues for its most recent fiscal year: None

The aggregate market value of the common stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of March 20, 2006 was approximately: The common voting stock of the registrant is not publicly traded and has no readily ascertainable fair market value.

     As of March 20, 2006, the issuer had 11,000,000 shares of common stock outstanding.



Bioethics, Ltd.


                    TABLE OF CONTENTS TO ANNUAL REPORT
                              ON FORM 10-KSB
                       YEAR ENDED DECEMBER 31, 2005


                                  PART I
Item 1.  Description of Business.                                      4
Item 2.  Description of Properties.                                    4
Item 3.  Legal Proceedings.                                            5
Item 4.  Submission of Matters to a Vote of Security Holders           5

                                  PART II
Item 5.  Market for Common Equity and Related Stockholder Matters      6
Item 6.  Management's Discussion and Analysis or Plan of Operation     6
Item 7.  Financial Statements                                          7
Item 8.  Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure                          7
Item 8A. Controls and Procedures                                       8
Item 8B. Other Information                                             8

                                 PART III
Item 9.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance With Section 16(a) of the Exchange Act   9
Item 10. Executive Compensation                                       10
Item 11. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                  10
Item 12. Certain Relationships and Related Transactions               10
Item 13. Exhibits                                                     10
Item 14. Principal Accountant Fees and Services                       11




                                  PART I

Item 1. Description of Business.

Business Development

     Bioethics, Ltd. (the "Company or "Registrant") was incorporated in 1990 as a Nevada corporation. The Company has not yet generated any significant revenues and is considered a development stage company.

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

Holders

     At March 20, 2006, there were approximately 385 holders of record of the Company's common stock.

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

     The Company does not have sufficient funding to meet its long term cash needs. The Company believes that its current cash will not be sufficient to support the Company's planned operations for the next twelve months. The current sole officer and director has expressed his intent that to the extent necessary the Company will seek to raise additional funds through the sale of equity securities or by borrowing funds until a suitable business venture can be completed. Management does not anticipate raising funds during the next twelve months. There is no assurance that the Company will be able to successfully identify and/or negotiate a suitable potential business venture or raise additional funds if and when needed.

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

Off Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 8A. Controls and Procedures

     The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

Item 8B. Other Information

     None



                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Identify Directors and Executive Officers

     Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 20, 2006:

                                                                   With
                                                                  Company
     Name          Age            Position                         Since
  Mark Cowan (1)   37    Director, President, Chief Execitive       1998
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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of March 20, 2006, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers as a group. As of March 20, 2006, the Company had 11,000,000 shares of common stock outstanding.

Name and Address     Shares       Percentage of
 Of Beneficial    Beneficially        Shares
    Owner(1)          Owned     Beneficially Owned  Position

Mark Cowan         2,500,000           23%          Director, President,
                                                    Chief Executive Officer,
                                                    Chief Financial Officer,
                                                    Secretary and Treasurer

Directors and      2,500,000           23%
Executive
Officers as a
Group (1 person)

Windsor            2,000,000           18%
Development
2522 Alice Drive
West Jordan,
Utah 84084


(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

       The Company does not have any equity compensation plans.

Item 12. Certain Relationships and Related Transactions

     Not applicable.

Item 13. Exhibits

Exhibits

     Listed on page 12 hereof.

Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2005.

Item 14. Principal Accountant Fees and Services

Audit Fees

     The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2005 and 2004 were $4,425 and $3,855, respectively.

Audit Related Fees

     The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2005 and 2004 were $-0- and $-0-, respectively.

Tax Fees

     The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and 2004 were $250 and $250, respectively.

All Other Fees

     The aggregate fees billed for products and services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2005 and 2004 were $-0- and $- 0-, respectively.

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



Date: March 26, 2006             By  /s/ Mark Cowan

                                     Mark Cowan
                                     President, Chief Executive Officer,
                                     Chief Financial Officer and Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                     Title                          Date

 /s/ Mark Cowan      Director, President, Chief Executive     March 26, 2006
                     Officer, Chief Financial Officer
     Mark Cowan      and Secretary




                               EXHIBIT INDEX

 EXHIBIT                   DESCRIPTION OF EXHIBIT
   NO.
   3(i) Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(i) of the Company's Form 10-KSB, dated December 31, 2003)
  3(ii) Bylaws of the Company (Incorporated by reference to Exhibit 3(ii) of the Company's Form 10-KSB, dated December 31, 2003)
   31.1 Certification by Mark Cowan under Section 302 of the Sarbanes-Oxley Act of 2002.
   31.2 Certification by Mark Cowan under Section 302 of the Sarbanes-Oxley Act of 2002.
   32.1     Certification of Mark Cowan pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2005

                              BIOETHICS, LTD.
                       [A Development Stage Company]





                                 CONTENTS

                                                          PAGE

        -   Report of Independent Registered Public
             Accounting Firm                                 1


        -   Balance Sheet, December 31, 2005                 2


        -   Statements of Operations, for the years
             ended December 31, 2005 and 2004 and
             from inception on July 26, 1990 through
             December 31, 2005                               3


        -   Statement of Stockholders' Equity, from
             inception on July 26, 1990 through
             December 31, 2005                           4 - 5


        -   Statements of Cash Flows, for the years
             ended December 31, 2005 and 2004 and
             from inception on July 26, 1990 through
             December 31, 2005                               6


        -   Notes to Financial Statements                7 - 9

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
BIOETHICS, LTD.
South Ogden, Utah

We have audited the accompanying balance sheet of Bioethics, Ltd. [a development stage company] as of December 31, 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004 and for the period from inception on July 26, 1990 through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Bioethics, Ltd. for the period from inception on July 26, 1990 through December 31, 1997 were audited by other auditors whose report, dated January 31, 1998, expressed an unqualified opinion on these financial statements. The financial statements for the period from inception on July 26, 1990 though December 31, 1997 reflect a net loss of $1,000 of the total net loss. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Bioethics, Ltd. [a development stage company] as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period from inception on July 26, 1990 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

March 8, 2006
Salt Lake City, Utah

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS


                                                 December 31,
                                                     2005
                                                 ___________
CURRENT ASSETS:
  Cash                                           $    12,523
                                                 ___________
        Total Current Assets                          12,523
                                                 ___________
                                                 $    12,523
                                                 ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $        40
                                                 ___________
        Total Current Liabilities                         40
                                                 ___________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                        11,000
  Capital in excess of par value                      50,000
  Deficit accumulated during the
   development stage                                 (48,517)
                                                 ___________
        Total Stockholders' Equity                    12,483
                                                 ___________
                                                 $    12,523
                                                 ___________













The accompanying notes are an integral part of these financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]


                         STATEMENTS OF OPERATIONS


                                                           From Inception
                                     For the Year Ended      on July 26,
                                        December 31,        1990 Through
                                   ______________________   December 31,
                                      2005        2004          2005
                                   __________  __________  ______________
REVENUE :                          $        -  $        -  $            -
                                   __________  __________  ______________
EXPENSES:
  General and administrative            6,795       5,858          48,517
                                   __________  __________  ______________

LOSS BEFORE INCOME TAXES               (6,795)     (5,858)        (48,517)

CURRENT TAX EXPENSE                         -           -               -

DEFERRED TAX EXPENSE                        -           -               -
                                   __________  __________  ______________

NET LOSS                           $   (6,795) $   (5,858) $      (48,517)
                                   __________  __________  ______________

LOSS PER COMMON SHARE              $     (.00) $     (.00)
                                   __________  __________




















The accompanying notes are an integral part of these financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON JULY 26, 1990

                         THROUGH DECEMBER 31, 2005


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



                                [Continued]

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON JULY 26, 1990

                         THROUGH DECEMBER 31, 2005

                                [Continued]


                                                                    Deficit
                                                                  Accumulated
                                     Common Stock     Capital in  During the
                                 ____________________  Excess of  Development
                                   Shares     Amount   Par Value     Stage
                                 __________  ________  _________  ___________
BALANCE, December 31, 1999       11,000,000    11,000     30,000     (11,866)

Net loss for the year ended
  December 31, 2000                       -         -          -      (6,266)
                                 __________  ________  _________  ___________
BALANCE, December 31, 2000       11,000,000    11,000     30,000     (18,132)

Net loss for the year ended
  December 31, 2001                       -         -          -      (6,758)
                                 __________  ________  _________  ___________
BALANCE, December 31, 2001       11,000,000    11,000     30,000     (24,890)

Net loss for the year ended
  December 31, 2002                       -         -          -      (5,081)
                                 __________  ________  _________  ___________
BALANCE, December 31, 2002       11,000,000    11,000     30,000     (29,971)

Net loss for the year ended
  December 31, 2003                       -         -          -      (5,893)
                                 __________  ________  _________  ___________
BALANCE, December 31, 2003       11,000,000    11,000     30,000     (35,864)

Net loss for the year ended
  December 31, 2004                       -         -          -      (5,858)
                                 __________  ________  _________  ___________
BALANCE, December 31, 2004       11,000,000    11,000     30,000     (41,722)

Capital contribution by
  shareholder                             -         -     20,000            -

Net loss for the year ended
  December 31, 2005                       -         -          -      (6,795)
                                 __________  ________  _________  ___________
BALANCE, December 31, 2005       11,000,000  $ 11,000  $  50,000  $  (48,517)
                                 __________  ________  _________  ___________
















The accompanying notes are an integral part of these financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                                              From Inception
                                        For the Year Ended      on July 26,
                                           December 31,        1990 Through
                                      ______________________   December 31,
                                         2005        2004          2005
                                      __________  __________  ______________
Cash Flows from Operating Activities:
  Net loss                            $   (6,795) $   (5,858) $      (48,517)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
     Changes in assets and liabilities:
       Increase (decrease) in
         accounts payable                 (1,760)      1,060              40
                                      __________  __________  ______________
        Net Cash (Used) by
          Operating Activities            (8,555)     (4,798)        (48,477)
                                      __________  __________  ______________

Cash Flows from Investing Activities           -           -               -
                                      __________  __________  ______________
        Net Cash Provided by
          Investing Activities                 -           -               -
                                      __________  __________  ______________

Cash Flows from Financing Activities:
  Capital contributions                   20,000           -          20,000
  Proceeds from common stock issuance          -           -          41,000
                                      __________  __________  ______________
        Net Cash Provided by
          Financing Activities            20,000           -          61,000
                                      __________  __________  ______________

Net Increase (Decrease) in Cash           11,445      (4,798)         12,523

Cash at Beginning of Period                1,078       5,876               -
                                      __________  __________  ______________

Cash at End of Period                 $   12,523  $    1,078  $       12,523
                                      __________  __________  ______________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                          $        -  $        -  $            -
    Income taxes                      $        -  $        -  $            -

Supplemental schedule of Non-cash Investing and Financing Activities:
  For the year ended December 31, 2005:
     None

  For the year ended December 31, 2004:
     None




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

  Income Tax - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" [See Note 3].

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", and SFAS No. 156, "Accounting for the Servicing of Financial Assets," were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155 and 156 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

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

  Capital Contribution - During the year ended December 31, 2005, a shareholder of the Company contributed $20,000 to the Company.

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2005, the Company has available unused operating loss carryforwards of approximately $47,200, which may be applied against future taxable income and which expire in various years through 2025. However, if certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $16,100 and $13,800 as of December 31, 2005 and 2004, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,300 during the year ended December 31, 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - For the years ended December 2005 and 2004, the Company did not pay any compensation to its officers and directors.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Capital Contribution - During the year ended December 31, 2005, a shareholder of the Company contributed $20,000 to the Company.

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

NOTE 6 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has no on-going operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock or through a possible business combination. There is no assurance that the Company will be successful in raising this additional capital or in achieving
  profitable  operations.   The  financial statements  do  not  include  any
  adjustments that might result from the outcome of these uncertainties.

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                                     For the
                                                   Years Ended
                                                   December 31,
                                            __________________________
                                                2005          2004
                                            ____________  ____________
    Loss from continuing operations
     applicable to common stockholders
     (numerator)                            $    (6,795)  $    (5,858)
                                            ____________  ____________
    Weighted average number of common
     shares outstanding used in loss
     per share during the period
     (denominator)                            11,000,000    11,000,000
                                            ____________  ____________


  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.