Form 10QSB
period 2006-03-31
BIOETHICS LTD
filed 2006-05-15
CIK 894560

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

               For the Quarterly Period Ended March 31, 2006

                    Commission File Number 33-55254-41

                              BIOETHICS, LTD.
     (Exact name of small business issuer as specified in its charter)


          Nevada                           87-0485312
(State or other jurisdiction of
incorporation or organization)   (IRS Employer Identification No.)


       8092 South Juniper Court, South Weber, Utah       84405
        (Address of principal executive offices)       (Zip Code)

                              (801) 476-8110
             (Issuer's telephone number, including area code)

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

   Class                            Outstanding as of May 8, 2006
Common Stock                                11,000,000

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.



                             BIOETHICS, LTD.
                       [A Development Stage Company]


                                 CONTENTS

                                                          PAGE


        -   Unaudited Condensed Balance Sheet,
             March 31, 2006                                  2


        -   Unaudited Condensed Statements of Operations,
             for the three months ended March 31, 2006
             and 2005 and from inception on July 26,
             1990 through March 31, 2006                     3

        -   Unaudited Condensed Statements of Cash Flows,
             for the three months ended March 31, 2006
             and 2005 and from inception on July 26,
             1990 through March 31, 2006                     4


        -   Notes to Unaudited Condensed Financial
             Statements                                  5 - 7

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS

                                                       March 31,
                                                          2006
                                                      ___________
CURRENT ASSETS:
  Cash                                                $    12,483
                                                      ___________
        Total Current Assets                               12,483
                                                      ___________
                                                      $    12,483
                                                      ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                    $     2,150
                                                      ___________
        Total Current Liabilities                           2,150
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                             11,000
  Capital in excess of par value                           50,000
  Deficit accumulated during the
   development stage                                      (50,667)
                                                      ___________
        Total Stockholders' Equity (Deficit)               10,333
                                                      ___________
                                                      $    12,483
                                                      ___________









 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]


               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                            For the          From Inception
                                       Three Months Ended      on July 26,
                                            March 31,         1990 Through
                                     ______________________     March 31,
                                        2006        2005          2006
                                     __________  __________  ______________
REVENUE                              $        -  $        -  $            -

EXPENSES:
  General and administrative              2,150       2,655          50,667
                                     __________  __________  ______________

LOSS BEFORE INCOME TAXES                 (2,150)     (2,655)        (50,667)

CURRENT TAX EXPENSE                           -           -               -

DEFERRED TAX EXPENSE                          -           -               -
                                     __________  __________  ______________
NET LOSS                             $    2,150  $   (2,655) $      (50,667)
                                     __________  __________  ______________
LOSS PER COMMON SHARE                $     (.00) $     (.00)
                                     __________  __________





















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                             For the          From Inception
                                            Year Ended          on July 26,
                                             March 31,         1990 Through
                                      ______________________     March 31,
                                         2006        2005          2006
                                      __________  __________  ______________
Cash Flows from Operating Activities:
  Net loss                            $   (2,150) $   (2,655) $      (50,667)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
   Changes in assets and liabilities:
     Increase (decrease) in accounts
       payable                             2,110         575           2,150
                                      __________  __________  ______________
        Net Cash (Used) by
          Operating Activities               (40)     (2,080)        (48,517)
                                      __________  __________  ______________

Cash Flows from Investing Activities:          -           -               -
                                      __________  __________  ______________
        Net Cash Provided by
          Investing Activities                 -           -               -
                                      __________  __________  ______________

Cash Flows from Financing Activities:
  Proceeds from common stock issuance          -           -          41,000
  Capital contribution                         -       5,000          20,000
                                      __________  __________  ______________
        Net Cash Provided by
          Financing Activities                 -       5,000          61,000
                                      __________  __________  ______________

Net Increase (Decrease) in Cash              (40)      2,920          12,483

Cash at Beginning of Period               12,523       1,078               -
                                      __________  __________  ______________

Cash at End of Period                 $   12,483  $    3,998  $       12,483
                                      __________  __________  ______________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                          $        -  $        -  $            -
    Income taxes                      $        -  $        -  $            -

Supplemental schedule of Non-cash Investing and Financing Activities:
  For the three months ended March 31, 2005:
     None

  For the three months ended March 31, 2006:
     None



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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share".

  Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United
  States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

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

  Capital Contribution - During the year ended 2005, a shareholder of the Company contributed $20,000 to the Company.

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the three months ended March 31, 2006 and 2005, the Company did not pay any compensation to its officers and directors.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Capital Contribution - During the year ended 2005, a shareholder of the Company contributed $20,000 to the Company.

NOTE 4 - CHANGES IN CONTROL

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

                              BIOETHICS, LTD.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has no on-going operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by
  operations  through  additional sales of its common stock.   There  is  no
  assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                            For the Three
                                             Months Ended
                                               March 31,
                                        ______________________
                                           2006        2005
                                        __________  __________
   Loss from continuing operations
    applicable to common
    stockholders (numerator)            $   (2,150) $   (2,655)
                                        __________  __________
   Weighted average number of
    common shares outstanding
    used in loss per share during
    the period (denominator)            11,000,000  11,000,000
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

Item 3. Controls and Procedures

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes to our internal controls over financial reporting during the period ended March 31, 2006, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.


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




Date: May 9, 2006                          BIOETHICS, LTD.


                                     By   /s/ Mark J. Cowan
                                     Mark J. Cowan
                                     President, Chief Executive Officer,
                                     Chief Financial Officer and Director