Form 10KSB/A
period 2005-12-31
BIOETHICS LTD
filed 2006-07-13
CIK 894560

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

                               FORM 10-KSB/A
                             (Amendment No. 1)

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

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act:  .

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x No .

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

As of July 10, 2006, the issuer had 11,000,000 shares of common stock outstanding.

Item 7. Financial Statements

     See attached financial statements.


Item 13. Exhibits

Exhibits

     Listed on page 3 hereof.


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



Date: July 11, 2006              By   /s/ Mark Cowan

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

  Signature                      Title                    Date

 /s/ Mark Cowan       Director, President, Chief         July 11,2006
                      Executive Officer, Chief
 Mark Cowan           Financial Officer and Secretary

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