Form 10QSB
period 2006-06-30
BIOETHICS LTD
filed 2006-08-14
CIK 894560

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                For the Quarterly Period Ended June 30, 2006

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                            Outstanding as of August 10, 2006
Common Stock                     11,000,000

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.








                              BIOETHICS, LTD.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              JUNE 30, 2006

                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                             PAGE


        -  Unaudited Condensed Balance Sheets,
             June 30, 2006 and December 31, 2005               2


        -  Unaudited Condensed Statements of Operations,
            for the three and six months ended June 30,
            2006 and 2005 and from inception on July 26,
            1990 through June 30, 2006                         3

        -  Unaudited Condensed Statements of Cash Flows,
            for the six months ended June 30, 2006 and 2005
            and from inception on July 26, 1990
            through June 30, 2006                              4


        -  Notes to Financial Statements                     5 - 6

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                           June 30,   December 31,
                                             2006         2005
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $    8,963   $   12,523
                                         ___________  ___________
        Total Current Assets                   8,963       12,523
                                         ___________  ___________
                                          $    8,963   $   12,523
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $      960   $       40
                                         ___________  ___________
        Total Current Liabilities                960           40
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding
                                              11,000       11,000
  Capital in excess of par value
                                              50,000       50,000
  Deficit accumulated during the
   development stage
                                             (52,997)     (48,517)
                                         ___________  ___________
        Total Stockholders' Equity             8,003       12,483
                                         ___________  ___________
                                          $    8,963   $   12,523
                                         ___________  ___________












Note: The balance sheet at December 31, 2005 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                             BIOETHICS, LTD.
                       [A Development Stage Company]


               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                From
                        For the Three      For the Six         Inception
                         Months Ended      Months Ended           on
                           June 30,          June 30,           July 26,
                       _______________    _______________    1990 Through
                       2006       2005     2006      2005   June 30, 2006
                   __________  ________  ________  _______  _____________

REVENUE            $      -    $     -   $     -   $     -    $     -

EXPENSES:
  General and
   administrative     2,330      1,142     4,480     3,797     52,997
                   __________  ________  ________  _______  _____________

LOSS BEFORE
  INCOME TAXES       (2,330)    (1,142)   (4,480)   (3,797)   (52,997)

CURRENT TAX EXPENSE
                          -          -         -         -          -
DEFERRED TAX EXPENSE      -          -         -         -          -
                   __________  ________  ________  _______  _____________


NET LOSS            $(2,330)   $(1,142)  $(4,480)  $(3,797)  $(52,997)
                   __________  ________  ________  _______  _____________


LOSS PER COMMON
  SHARE             $  (.00)   $  (.00)  $  (.00)  $  (.00)
                    _______________________________________















  The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                 For The       From Inception
                                               Months Ended      on July 26,
                                                 June 30,       1990 Through
                                          _____________________   June 30,
                                             2006        2005       2006
                                         __________  __________  ___________
Cash Flows from Operating Activities:
  Net loss                               $ (4,480)   $ (3,797)   $ (52,997)
  Adjustments to reconcile net
    loss to net cash used by
    operating activities:
   Changes in assets and liabilities:
     Increase (decrease) in
      accounts payable                        920      (1,025)         960
                                         __________  __________  ___________
        Net Cash (Used) by
         Operating Activities              (3,560)     (4,822)     (52,037)
                                         __________  __________  ___________

Cash Flows from Investing Activities:           -           -            -
                                         __________  __________  ___________

        Net Cash Provided by
         Investing Activities                   -           -            -
                                         __________  __________  ___________

Cash Flows from Financing Activities:
  Proceeds from common stock issuance           -           -       41,000
  Capital contribution                          -       5,000       20,000
                                         __________  __________  ___________
        Net Cash Provided by
         Financing Activities                   -       5,000       61,000
                                         __________  __________  ___________

Net Increase (Decrease) in Cash            (3,560)        178        8,963

Cash at Beginning of Period                12,523       1,078            -
                                         __________  __________  ___________

Cash at End of Period                    $  8,963     $ 1,256     $  8,963
                                         __________  __________  ___________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                             $      -     $     -     $      -
    Income taxes                         $      -     $     -     $      -

Supplemental schedule of Non-cash Investing and Financing Activities:
  For the six months ended June 30, 2006:
     None

  For the six months ended June 30, 2005:
     None





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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and 2005 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.


NOTE 2 - RELATED PARTY TRANSACTIONS

  Management  Compensation - During the six months ended June  30,  2006  and
  2005, the Company did not pay any compensation to its officers and directors.

  Office  Space  - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.


NOTE 3 - GOING CONCERN

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


NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:



                         For the Three           For the Six
                          Months Ended           Months Ended
                            June 30,               June 30,
                     ____________________________________________
                       2006       2005         2006       2005
                     ________ ___________  __________  ___________
Loss from
continuing
operations
applicable to
common stockholders
(numerator)          $  (2,330)  $ (1,142)  $  (4,480)  $ (3,797)
                    ___________  _________  _________  __________
Weighted average
number of
common shares
outstanding used
in loss per share
during the period
(denominator)       11,000,000 11,000,000  11,000,000 11,000,000
                    __________  _________  _________  __________


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

Item 3. Controls and Procedures

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes to our internal controls over financial reporting during the period ended June 30, 2006, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.


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




Date: August 10, 2006               BIOETHICS, LTD.


                                    By   /s/ Mark J. Cowan
                                    Mark J. Cowan President,
                                    Chief Executive Officer,
                                    Chief Financial Officer
                                    and Director