Form 10QSB
period 2006-09-30
BIOETHICS LTD
filed 2006-11-14
CIK 894560

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

             For the Quarterly Period Ended September 30, 2006

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

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No "

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x No "

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                Outstanding as of November 10,
                                               2006
         Common Stock                       11,000,000

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.









                              BIOETHICS, LTD.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2006

                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                                   PAGE


        -    Unaudited Condensed Balance Sheets,
              September 30, 2006 and December 31, 2005               2


        -    Unaudited Condensed Statements of Operations,
              for the three and nine months ended September 30,
              2006 and 2005 and from inception on July 26, 1990
              through September 30, 2006                             3

        -    Unaudited Condensed Statements of Cash Flows,
              for the nine months ended September 30, 2006 and 2005 and from inception on July 26, 1990
              through September 30, 2006                             4


        -  Notes to Unaudited Condensed Financial Statements       5 - 6

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                        September 30, December 31,
                                             2006         2005
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $    9,273   $   12,523
                                         ___________  ___________
        Total Current Assets                   9,273       12,523
                                         ___________  ___________
                                          $    9,273   $   12,523
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $        0   $       40
                                         ___________  ___________
        Total Current Liabilities                  0           40
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding
                                              11,000       11,000
  Capital in excess of par value
                                              60,000       50,000
  Deficit accumulated during the
   development stage
                                             (61,727)     (48,517)
                                         ___________  ___________
        Total Stockholders' Equity             9,273       12,483
                                         ___________  ___________
                                         $     9,273   $   12,523
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

                              BIOETHICS, LTD.
                       [A Development Stage Company]


               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                                                  From
                                                                Inception
                          For the Three       For the Nine         on
                          Months Ended       Months Ended       July 26,
                          September 30,      September 30      1990 Through
                    _________________________________________ September 30,
                        2006       2005        2006    2005       2006
                    ___________  _________  _________ _______ ___________

REVENUE             $        -   $      -    $     -  $     -  $        -

EXPENSES:
  General and
   administrative        8,730      1,826     13,210    5,623      61,727
                    ___________  _________  _________ _______ ___________


LOSS BEFORE
 INCOME TAXES           (8,730)    (1,826)   (13,210)  (5,623)    (61,727)

CURRENT TAX EXPENSE          -          -          -        -           -

DEFERRED TAX EXPENSE         -          -          -        -           -
                    ___________  _________  _________ _______ ___________


NET LOSS               $(8,730)   $(1,826)  $(13,210) $(5,623)   $(61,727)
                    ___________  _________  _________ _______ ___________


LOSS PER COMMON SHARE    $(.00)     $(.00)     $(.00)   $(.00)      $(.00)
                    ___________  _________  _________ _______ ___________

The accompanying notes are an integral part of these unaudited condensed financial statements.

                             BIOETHICS, LTD.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                    From
                                                                   Inception
                                          For the Nine Months      On July 26,
                                             September 30,          Through
                                       __________________________   September,
                                            2006         2005       30, 2006
                                       _____________  ___________  ___________
Cash Flows from Operating Activities:
  Net loss                             $   (13,210)    $  (5,623)   $  (61,727)
  Adjustments to reconcile net
    loss to net cash used by
    operating activities:
  Changes in assets and liabilities:
  Increase (decrease) in accounts payable      (40)          200             -
                                       _____________  ___________  ___________
        Net Cash (Used) by
         Operating Activities              (13,250)       (5,423)      (61,727)
                                       _____________  ___________  ___________

Cash Flows from Investing Activities:            -             -             -
                                       _____________  ___________  ___________
        Net Cash Provided by
         Investing Activities                    -             -             -
                                       _____________  ___________  ___________

Cash Flows from Financing Activities:
  Proceeds from common stock issuance            -             -        41,000

  Capital contribution                      10,000         5,000        30,000
                                       _____________  ___________  ___________
        Net Cash Provided by
         Financing Activities               10,000         5,000        71,000
                                       _____________  ___________  ___________

Net Increase (Decrease) in Cash             (3,250)         (423)        9,273

Cash at Beginning of Period                 12,523         1,078             -
                                       _____________  ___________  ___________

Cash at End of Period                 $      9,273    $      655     $   9,273
                                       _____________  ___________  ___________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                          $          -    $        -     $       -
    Income taxes                      $          -    $        -     $       -

Supplemental schedule of Non-cash Investing and Financing Activities:
  For the nine months ended September 30, 2006:
     None

  For the nine months ended September 30, 2005:
     None





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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and 2005 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.


NOTE 2 - CAPITAL STOCK

  Common Stock - In July 1990, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $1,000 (or $.001 per share).

  In May 1998, the Company issued 10,000,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $40,000 (or $.004 per share). The issuance of common stock resulted in a change in control of the Company.

  Capital Contribution - During the nine months ended September 30, 2006, a shareholder of the Company contributed $10,000 to the Company.

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the nine months ended September 30, 2006 and 2005, the Company did not pay any compensation to its officers and directors.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 4 - GOING CONCERN

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


NOTE 5 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                              For the Three           For the Nine
                              Months Ended            Months Ended
                              September 30,           September 30,
                       _______________________________________________
                            2006       2005        2006          2005
                       ___________  __________  __________  __________
  Loss from continuing
   operations applicable
   to common stockholders
   (numerator)           $(8,730)     $(1,826)    $(13,210)    $(5,623)
                       ___________  __________  __________   __________
  Weighted average
   number of common
   shares outstanding
   used in loss per
   share during the
   period
   (denominator)      11,000,000   11,000,000   11,000,000  11,000,000
                      ___________  __________   __________  __________


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

Item 3. Controls and Procedures

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes to our internal controls over financial reporting during the period ended September 30, 2006, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.


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

                                 BIOETHICS, LTD.


Date: November 10, 2006          By   /s/ Mark J. Cowan

                                   Mark J. Cowan
                                   President, Chief Executive
                                   Officer, Chief Financial
                                   Officer and Director