Form 10KSB
period 2006-12-31
BIOETHICS LTD
filed 2007-03-30
CIK 894560

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

                                FORM 10-KSB

                          Annual Report Pursuant
                       to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                         For the fiscal year ended
                             December 31, 2006

                          Commission file number
                                33-55254-41

                              BIOETHICS, LTD.
             (Name of registrant as specified in its charter)

              Nevada                               87-0485312
  (State or other jurisdiction of       (IRS employer identification no.)
          incorporation)


      8092 South Juniper Court,
       South Weber, Utah 84405                   (801) 476-8110
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

The aggregate market value of the common stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of March 20, 2007 was approximately: The common voting stock of the registrant is not publicly traded and has no readily ascertainable fair market value.

As of March 20, 2007, the issuer had 11,000,000 shares of common stock outstanding.

Bioethics, Ltd.


                    TABLE OF CONTENTS TO ANNUAL REPORT
                              ON FORM 10-KSB
                       YEAR ENDED DECEMBER 31, 2006


                                  PART I
Item 1.                                  Description of Business.     3
Item 2.                                Description of Properties.     3
Item 3.                                        Legal Proceedings.     4
Item 4.       Submission of Matters to a Vote of Security Holders     4

                                  PART II
Item 5.  Market for Common Equity and Related Stockholder Matters     5
Item 6. Management's Discussion and Analysis or Plan of Operation     5
Item 7.                                      Financial Statements     6
Item 8.          Changes In and Disagreements With Accountants on
                              Accounting and Financial Disclosure     6
Item 8A.                                  Controls and Procedures     7
Item 8B.                                        Other Information     7

                                 PART III
Item 9.      Directors, Executive Officers, Promoters and Control
       Persons; Compliance With Section 16(a) of the Exchange Act     8
Item 10.                                   Executive Compensation     9
Item 11.      Security Ownership of Certain Beneficial Owners and
                        Managementand Related Stockholder Matters     9
Item 12.      Certain Relationships and Related Transactions, and
                                           Director Indepdendence     9
Item 13.                                                 Exhibits     9
Item 14.                   Principal Accountant Fees and Services     10

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

Holders

     At March 20, 2007, there were approximately 385 holders of record of the Company's common stock.

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

Item 8A. Controls and Procedures

     The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2006, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

Item 8B. Other Information

     None

                                 PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

Identify Directors and Executive Officers

     Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 20, 2007:

                                                                   With
                                                                  Company
       Name         Age            Position                        Since
   Mark Cowan (1)    38    Director, President, Chief Executive    1998
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

Family Relationships

     None

Involvement in Certain Legal Proceedings

     Mr. Cowan has not been involved in any material legal proceedings which occurred within the last five years of any type as described in Regulation S-B.

Board Committees

     The Company has only one part-time employee that is also the sole director and officer. The Company has no operations and inadequate funding. Therefore, the Company has no audit, compensation or nominating committee and, as a result, the Company does not have a financial expert serving on its audit committee. Our sole officer is also the sole member of the board of directors. As a result, our director is not considered "independent" as defined by Rule 4200(a) of the NASD's Marketplace Rules. We do not have a "financial expert" as defined in Item 401 of Regulation SB serving on the board of directors.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of March 20, 2007, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers as a group. As of March 20, 2007, the Company had 11,000,000 shares of common stock outstanding.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

     The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2006 and 2005 were $6,082 and $4,425, respectively.

Audit Related Fees

     The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2006 and 2005 were $-0- and $-0-, respectively.

Tax Fees

     The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2006 and 2005 were $250 and $250, respectively.

All Other Fees

     The aggregate fees billed for products and services provided by the principal accountant, other than those previously in this Item 14, for the fiscal years ended December 31, 2006 and 2005 were $-0- and $-0-, respectively.

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

                                 Bioethics, Ltd.
                                 (Registrant)



Date: March 26, 2007             By  /s/ Mark Cowan
                                     Mark Cowan
                                 President,  Chief Executive
                                 Officer, Chief Financial
                                 Officer and Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                      Title                    Date

/s/ Mark Cowan         Director, President, Chief         March 26, 2007
Mark Cowan             Executive Officer, Chief
                       Financial Officer and Secretary

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

                             DECEMBER 31, 2006

                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -   Report of Independent Registered Public
             Accounting Firm                                 1


        -   Balance Sheet, December 31, 2006                 2


        -   Statements of Operations, for the years
             ended December 31, 2006 and 2005 and
             from inception on July 26, 1990 through
             December 31, 2006                               3


        -   Statement of Stockholders' Equity, from
             inception on July 26, 1990 through
             December 31, 2006                           4 - 5


        -   Statements of Cash Flows, for the years
             ended December 31, 2006 and 2005 and
             from inception on July 26, 1990 through
             December 31, 2006                               6


        -   Notes to Financial Statements                7 - 9

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
BIOETHICS, LTD.
South Weber, Utah

We have audited the accompanying balance sheet of Bioethics, Ltd. [a development stage company] as of December 31, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 and for the period from inception on July 26, 1990 through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioethics, Ltd. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from inception on July 26, 1990 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Bioethics, Ltd. will continue as a going concern. As discussed in Note 6 to the financial statements, Bioethics, Ltd. has incurred losses since its inception and has not yet established profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.
March 21, 2006
Salt Lake City, Utah

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS


                                                 December 31,
                                                     2006
                                                 ___________
CURRENT ASSETS:
  Cash                                           $     6,842
                                                 ___________
        Total Current Assets                           6,842
                                                 ___________
                                                 $     6,842
                                                 ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $         -
                                                 ___________
        Total Current Liabilities                          -
                                                 ___________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                        11,000
  Capital in excess of par value                      60,000
  Deficit accumulated during the
   development stage                                 (64,158)
                                                 ___________
        Total Stockholders' Equity                     6,842
                                                 ___________
                                                 $     6,842
                                                 ___________
















The accompanying notes are an integral part of these financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]


                         STATEMENTS OF OPERATIONS


                                                           From Inception
                                    For the Year Ended       on July 26,
                                        December 31,        1990 Through
                                   ______________________   December 31,
                                      2006        2005          2006
                                   __________  __________  ______________
REVENUE :                          $        -  $        -  $            -
                                   __________  __________  ______________
EXPENSES:
  General and administrative           15,641       6,795          64,158
                                   __________  __________  ______________

LOSS BEFORE INCOME TAXES              (15,641)     (6,795)        (64,158)

CURRENT TAX EXPENSE                         -           -               -

DEFERRED TAX EXPENSE                        -           -               -
                                   __________  __________  ______________

NET LOSS                           $  (15,641) $   (6,795) $      (64,158)
                                   __________  __________  ______________

LOSS PER COMMON SHARE              $     (.00) $     (.00)
                                   __________  __________






















The accompanying notes are an integral part of these financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON JULY 26, 1990

                         THROUGH DECEMBER 31, 2006


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

                                [Continued]
                              BIOETHICS, LTD.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON JULY 26, 1990

                         THROUGH DECEMBER 31, 2006

                                [Continued]


                                                                   Deficit
                                                                 Accumulated
                                    Common Stock     Capital in  During the
                                ____________________  Excess of  Development
                                  Shares     Amount   Par Value     Stage
                                __________  ________  _________  ___________
BALANCE, December 31, 1999      11,000,000    11,000     30,000      (11,866)

Net loss for the year ended
 December 31, 2000                       -         -          -       (6,266)
                                __________  ________  _________  ___________
BALANCE, December 31, 2000      11,000,000    11,000     30,000      (18,132)

Net loss for the year ended
 December 31, 2001                       -         -          -       (6,758)
                                __________  ________  _________  ___________
BALANCE, December 31, 2001      11,000,000    11,000     30,000      (24,890)

Net loss for the year ended
 December 31, 2002                       -         -          -       (5,081)
                                __________  ________  _________  ___________
BALANCE, December 31, 2002      11,000,000    11,000     30,000      (29,971)

Net loss for the year ended
 December 31, 2003                       -         -          -       (5,893)
                                __________  ________  _________  ___________
BALANCE, December 31, 2003      11,000,000    11,000     30,000      (35,864)

Net loss for the year ended
 December 31, 2004                       -         -          -       (5,858)
                                __________  ________  _________  ___________
BALANCE, December 31, 2004      11,000,000    11,000     30,000      (41,722)

Capital contribution by
 shareholder                             -         -     20,000            -

Net loss for the year ended
 December 31, 2005                       -         -          -       (6,795)
                                __________  ________  _________  ___________
BALANCE, December 31, 2005      11,000,000    11,000     50,000      (48,517)

Capital contribution by
 shareholder                             -         -     10,000            -

Net loss for the year ended
 December 31, 2006                       -         -          -      (15,641)
                                __________  ________  _________  ___________
BALANCE, December 31, 2006      11,000,000  $ 11,000  $  60,000  $   (64,158)
                                __________  ________  _________  ___________












The accompanying notes are an integral part of these financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                                              From Inception
                                        For the Year Ended      on July 26,
                                           December 31,        1990 Through
                                      ______________________   December 31,
                                         2006        2005          2006
                                      __________  __________  ______________
Cash Flows from Operating Activities:
  Net loss                            $  (15,641) $   (6,795) $      (64,158)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
    Changes in assets and liabilities:
      Increase (decrease) in accounts
       payable                               (40)     (1,760)              -
                                      __________  __________  ______________
        Net Cash (Used) by
          Operating Activities           (15,681)     (8,555)        (64,158)
                                      __________  __________  ______________

Cash Flows from Investing Activities           -           -               -
                                      __________  __________  ______________
        Net Cash Provided by
          Investing Activities                 -           -               -
                                      __________  __________  ______________

Cash Flows from Financing Activities:
  Capital contributions                   10,000      20,000          30,000
  Proceeds from common stock issuance          -           -          41,000
                                      __________  __________  ______________
        Net Cash Provided by
          Financing Activities            10,000      20,000          71,000
                                      __________  __________  ______________

Net Increase (Decrease) in Cash           (5,681)     11,445           6,842

Cash at Beginning of Period               12,523       1,078               -
                                      __________  __________  ______________

Cash at End of Period                 $    6,842  $   12,523  $        6,842
                                      __________  __________  ______________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                          $        -  $        -  $            -
    Income taxes                      $        -  $        -  $            -

Supplemental schedule of Non-cash Investing and Financing Activities:
  For the year ended December 31, 2006:
     None

  For the year ended December 31, 2005:
     None





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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140", SFAS No. 157, "Fair Statement Measurements" and SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) were recently issued. SFAS No. 155, 156, 157 and 158 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 2 - CAPITAL STOCK (CONTINUED)

  In May 1998, the Company issued 10,000,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $40,000 (or $.004 per share). The issuance of common stock resulted in a change in control of the Company [See Note 5].

  Capital Contribution - During the year ended December 31, 2006, a shareholder of the Company contributed $10,000 to the Company.

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2006, the Company has available unused operating loss carryforwards of approximately $63,000, which may be applied against future taxable income and which expire in various years through 2026. However, if certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $21,400 and $16,100 as of December 31, 2006 and 2005, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $5,300 during the year ended December 31, 2006.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - For the years ended December 2006 and 2005, the Company did not pay any compensation to its officers and directors.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Capital Contribution - During the year ended December 31, 2006, a shareholder of the Company contributed $10,000 to the Company.

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                                   For the
                                                 Years Ended
                                                 December 31,
                                          __________________________
                                              2006          2005
                                          ____________  ____________
     Loss from continuing operations
     applicable to common stockholders
     (numerator)                          $    (15,641) $     (6,795)
                                          ____________  ____________
     Weighted average number of common
     shares outstanding used in loss
     per share during the period
     (denominator)                          11,000,000    11,000,000
                                          ____________  ____________


  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.