Form 10QSB
period 2007-03-31
BIOETHICS LTD
filed 2007-05-15
CIK 894560

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

               For the Quarterly Period Ended March 31, 2007

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

             Class                 Outstanding as of May 9, 2007
         Common Stock                       11,000,000

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.



                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE


        -   Unaudited Condensed Balance Sheets,
             March 31, 2007 and December 31, 2006            3


        -   Unaudited Condensed Statements of Operations,
             for the three months ended March 31, 2007
             and 2006 and from inception on July 26, 1990
             through March 31, 2007                          4

        -   Unaudited Condensed Statements of Cash Flows,
             for the three months ended March 31, 2007
             and 2006 and from inception on July 26, 1990
             through March 31, 2007                          5


        -   Notes to Unaudited Condensed Financial
             Statements                                  6 - 7

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                            March 31,   December 31,
                                               2007         2006
                                           ___________  ___________
CURRENT ASSETS:
  Cash                                     $     6,842  $     6,842
                                           ___________  ___________
        Total Current Assets                     6,842        6,842
                                           ___________  ___________
                                           $     6,842  $     6,842
                                           ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                         $     3,457  $         0
                                           ___________  ___________
        Total Current Liabilities                3,457            0
                                           ___________  ___________

STOCKHOLDERS' EQUITY:
  STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                  11,000       11,000
  Capital in excess of par value                60,000       60,000
  Deficit accumulated during the
   development stage                           (67,615)     (64,158)
                                           ___________  ___________
        Total Stockholders' Equity               3,385        6,842
                                           ___________  ___________
                                           $     6,842  $     6,842
                                           ___________  ___________









Note: The balance sheet at December 31, 2006 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]


               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                          For the Three
                                           Months Ended      From Inception
                                            March 31,          on July 26,
                                     ______________________   1990 Through
                                        2007        2006     March 31, 2007
                                     __________  __________  ______________
REVENUE                              $        -  $        -  $            -

EXPENSES:
  General and administrative              3,457       2,150          67,615
                                     __________  __________  ______________

LOSS BEFORE INCOME TAXES                 (3,457)     (2,150)        (67,615)

CURRENT TAX EXPENSE                           -           -               -
DEFERRED TAX EXPENSE                          -           -               -
                                     __________  __________  ______________

NET LOSS                             $   (3,457) $   (2,150) $      (67,615)
                                     __________  __________  ______________

LOSS PER COMMON SHARE                $     (.00) $     (.00)
                                     __________  __________


























 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]


               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                           For the Three
                                            Months Ended      From Inception
                                             March 31,          on July 26,
                                      ______________________   1990 Through
                                         2007        2006     March 31, 2007
                                      __________  __________  ______________
Cash Flows from Operating Activities:
  Net loss                            $   (3,457) $   (2,655) $      (67,615)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
     Changes in assets and
       liabilities:
      Increase (decrease) in
        accounts payable                   3,457         575           3,457
                                      __________  __________  ______________
        Net Cash (Used) by
          Operating Activities                 -      (2,080)        (64,158)
                                      __________  __________  ______________

Cash Flows from Investing Activities:          -           -               -
                                      __________  __________  ______________
        Net Cash Provided by
          Investing Activities                 -           -               -
                                      __________  __________  ______________

Cash Flows from Financing Activities:
  Proceeds from common stock issuance          -           -          41,000
  Capital contribution                         -       5,000          30,000
                                      __________  __________  ______________
        Net Cash Provided by
          Financing Activities                 -       5,000          71,000
                                      __________  __________  ______________

Net Increase (Decrease) in Cash                -       2,920           6,842

Cash at Beginning of Period                6,842       1,078               -
                                      __________  __________  ______________

Cash at End of Period                 $    6,842  $    3,998  $        6,842
                                      __________  __________  ______________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                          $        -  $        -  $            -
    Income taxes                      $        -  $        -  $            -

Supplemental schedule of Non-cash Investing and Financing Activities:
  For the three months ended March 31, 2007:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and 2006 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.


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

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the three months ended March 31, 2007 and 2006, the Company did not pay any compensation to its officers and directors.

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


NOTE 5 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                                For the three
                                                 Months Ended
                                                   March 31,
                                          ____________  ____________
                                              2007          2006
                                          ____________  ____________
     Loss from continuing operations
     applicable to common stockholders
     (numerator)                          $     (3,457) $     (2,150)
                                          ____________  ____________
     Weighted average number of common
     shares outstanding used in loss
     per share during the period
     (denominator)                          11,000,000    11,000,000
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

Item 3. Controls and Procedures

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes to our internal controls over financial reporting during the period ended March 31, 2007, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.


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

                                 BIOETHICS, LTD.


Date: May 9, 2007                By   /s/ Mark J. Cowan
                                      Mark J. Cowan
                                      President, Chief Executive
                                      Officer, Chief Financial
                                      Officer and Director