Form 10QSB
period 2007-06-30
BIOETHICS LTD
filed 2007-08-13
CIK 894560

                                FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

               For the Quarterly Period Ended June 30, 2007

                    Commission File Number 33-55254-41

                              BIOETHICS, LTD.
     (Exact name of small business issuer as specified in its charter)


                    Nevada                       87-0485312
        (State or other jurisdiction of      (IRS Employer
        incorporation or organization)       Identification No.)


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

             Class                 Outstanding as of August 3, 2007
         Common Stock                       11,000,000

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.



                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE


        -   Unaudited Condensed Balance Sheets,
             June 30, 2007 and December 31, 2006             2


        -   Unaudited Condensed Statements of Operations,
             for the three and six months ended June 30,
             2007 and 2006 and from inception on July 26,
             1990 through June 30, 2007                      3

        -   Unaudited Condensed Statements of Cash Flows,
             for the six months ended June 30, 2007 and
             2006 and from inception on July 26, 1990
             through June 30, 2007                           4


        -   Notes to Unaudited Condensed Financial
             Statements                                  5 - 6

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                           June 30,   December 31,
                                             2007         2006
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                   $     2,937  $     6,842
                                         ___________  ___________
        Total Current Assets                   2,937        6,842
                                         ___________  ___________
                                         $     2,937  $     6,842
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                       $     1,816  $         0
                                         ___________  ___________
        Total Current Liabilities              1,816            0
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                11,000       11,000
  Capital in excess of par value              60,000       60,000
  Deficit accumulated during the
   development stage                         (69,879)     (64,158)
                                         ___________  ___________
        Total Stockholders' Equity             1,121        6,842
                                         ___________  ___________
                                         $     2,937  $     6,842
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

                              BIOETHICS, LTD.
                       [A Development Stage Company]


               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                        For the Three          For the Six
                         Months Ended          Months Ended    From Inception
                           June 30,              June 30,        on July 26,
                    _____________________ _____________________ 1990 Through
                       2007       2006       2007       2006    June 30, 2007
                    __________ __________ __________ __________ _____________
REVENUE             $        - $        - $        - $        - $           -

EXPENSES:
  General and
   administrative        2,264      2,330      5,721      4,480        69,879
                    __________ __________ __________ __________ _____________
LOSS BEFORE INCOME
  TAXES                (2,264)    (2,330)    (5,721)    (4,480)      (69,879)

CURRENT TAX EXPENSE          -          -          -          -             -
DEFERRED TAX EXPENSE         -          -          -          -             -
                    __________ __________ __________ __________ _____________
NET LOSS            $  (2,264) $  (2,330) $  (5,721) $  (4,480) $    (69,879)
                    __________ __________ __________ __________ _____________
LOSS PER COMMON
  SHARE             $    (.00) $    (.00) $    (.00) $    (.00)
                    __________ __________ __________ __________























 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                              From Inception
                                        For the Six Months      on July 26,
                                          Ended June 30,       1990 Through
                                      ______________________     June 30,
                                         2007        2006          2007
                                      __________  __________  ______________
Cash Flows from Operating Activities:
  Net loss                            $   (5,721) $   (4,480) $      (69,879)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
     Changes in assets and liabilities:
       Increase (decrease) in accounts
         payable                           1,816         920           1,816
                                      __________  __________  ______________
        Net Cash (Used) by
          Operating Activities            (3,905)     (3,560)        (68,063)
                                      __________  __________  ______________

Cash Flows from Investing Activities:          -           -               -
                                      __________  __________  ______________
        Net Cash Provided by
          Investing Activities                 -           -               -
                                      __________  __________  ______________

Cash Flows from Financing Activities:
  Proceeds from common stock issuance          -           -          41,000
  Capital contribution                         -           -          30,000
                                      __________  __________  ______________
        Net Cash Provided by
          Financing Activities                 -           -          71,000
                                      __________  __________  ______________

Net Increase (Decrease) in Cash           (3,905)     (3,560)          2,937

Cash at Beginning of Period                6,842      12,523               -
                                      __________  __________  ______________

Cash at End of Period                 $    2,937  $    8,963  $        2,937
                                      __________  __________  ______________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                          $        -  $        -  $            -
    Income taxes                      $        -  $        -  $            -

Supplemental schedule of Non-cash Investing and Financing Activities:
  For the six months ended June 30, 2007:
     None

  For the six months ended June 30, 2006:
     None





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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and 2006 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management  Compensation - During the six months ended June 30,  2007  and
  2006, the Company did not pay any compensation to its officers and directors.

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

NOTE 5 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                 For the Three            For the Six
                                  Months Ended            Months Ended
                                    June 30,                June 30,
                             ______________________  ______________________
                                2007        2006        2007        2006
                             __________  __________  __________  __________
   Loss from continuing
   operations applicable to
   common stockholders
   (numerator)               $   (2,264) $   (2,330) $   (5,721) $   (4,480)
                             __________  __________  __________  __________
   Weighted average number
   of common shares
   outstanding used in loss
   per share during the
   period (denominator)      11,000,000  11,000,000  11,000,000  11,000,000
                             __________  __________  __________  __________


  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

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

Item 3. Controls and Procedures

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes to our internal controls over financial reporting during the period ended June 30, 2007, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.


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

                                 BIOETHICS, LTD.


Date: August 3, 2007             By
                                   Mark J. Cowan
                                   President, Chief Executive
                                   Officer, Chief Financial
                                   Officer and Director