Form 10QSB
period 2007-09-30
BIOETHICS LTD
filed 2007-11-13
CIK 894560

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

             For the Quarterly Period Ended September 30, 2007

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

             Class                Outstanding as of November 2, 2007

         Common Stock                       11,000,000

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                                   PAGE


        -  Unaudited Condensed Balance Sheets,
            September 30, 2007 and December 31, 2006                 3


        -  Unaudited Condensed Statements of Operations,
            for the three and nine months ended September 30,
            2007 and 2006 and from inception on July 26, 1990
            through September 30, 2007                               4

        -  Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2007 and
            2006 and from inception on July 26, 1990
            through September 30, 2007                               5


        -  Notes to Unaudited Condensed Financial Statements       6 - 7

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                        September 30, December 31,
                                             2007         2006
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $   13,382   $    6,842
                                         ___________  ___________
        Total Current Assets                  13,382        6,842
                                         ___________  ___________
                                          $   13,382   $    6,842
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $        0   $        0
                                         ___________  ___________
        Total Current Liabilities                  0            0
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                               11,000       11,000
  Capital in excess of par value             75,000       60,000
  Deficit accumulated during the
   development stage                        (72,618)     (64,158)
                                         ___________  ___________
        Total Stockholders' Equity           13,382        6,842
                                         ___________  ___________
                                         $   13,382   $    6,842
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

                              BIOETHICS, LTD.
                       [A Development Stage Company]


               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                        For the Three      For the Nine
                         Months Ended      Months Ended     From Inception
                        September 30,     September 30,     on July 26,
                    __________________  ___________________ 1990 Through
                      2007      2006      2007       2006   Sept 30, 2007
                    ________  ________  ________  _________   _________

REVENUE             $     -   $     -   $     -   $      -    $      -

EXPENSES:
  General and
   administrative     2,739     8,730     8,460     13,210      72,618
                    ________  ________  ________  _________   _________
LOSS BEFORE
 INCOME TAXES        (2,739)   (8,730)   (8,460)   (13,210)    (72,618)

CURRENT TAX EXPENSE       -         -         -          -           -
DEFERRED TAX EXPENSE      -         -         -          -           -
                    ________  ________  ________  _________   _________

NET LOSS            $ 2,739)  $(8,730)  $(8,460)  $(13,210)   $(72,618)
                    ________  ________  ________  _________   _________
LOSS PER
 COMMON SHARE       $  (.00)  $  (.00)  $  (.00)  $   (.00)
                    ________  ________  ________  _________















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                          For the Nine      From Inception
                                          Months Ended        on July 26,
                                          September 30,      1990 Through
                                       ____________________    Sept 30,
                                          2007       2006        2007
                                       _________  _________   _________
Cash Flows from Operating Activities:
  Net loss                             $ (8,460)  $(13,210)   $(72,618)
  Adjustments to reconcile net
    loss to net cash used by
    operating activities:
     Changes in assets and liabilities:
       Increase (decrease)
        in accounts payable                   -        (40)          -
                                       _________  _________   _________
        Net Cash (Used) by
         Operating Activities            (8,460)   (13,250)    (72,618)
                                       _________  _________   _________

Cash Flows from Investing Activities:         -          -           -
                                       _________  _________   _________
        Net Cash Provided by
         Investing Activities                 -          -           -
                                       _________  _________   _________

Cash Flows from Financing Activities:
  Proceeds from common stock issuance         -          -      41,000
  Capital contribution                   15,000     10,000      45,000
                                       _________  _________   _________
        Net Cash Provided by
         Financing Activities            15,000     10,000      86,000
                                       _________  _________   _________

Net Increase (Decrease) in Cash           6,540     (3,250)     13,382

Cash at Beginning of Period               6,842     12,523           -
                                       _________  _________   _________

Cash at End of Period                  $ 13,382   $  9,273    $ 13,382
                                       _________  _________   _________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                           $      -   $      -    $      -
    Income taxes                       $      -   $      -    $      -

Supplemental schedule of Non-cash Investing and Financing Activities:

  For the nine months ended September 30, 2007:
     None

  For the nine months ended September 30, 2006:
     None





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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and 2006 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.


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

  Capital Contribution - During the year ended December 31, 2006, a shareholder of the Company contributed $10,000 to the Company. During the three month period ended September 30, 2007, a shareholder of the Company contributed $15,000 to the Company.

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the nine months ended September 30, 2007 and 2006, the Company did not pay any compensation to its officers and directors.

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


NOTE 5 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                            For the Three          For the Nine
                            Months Ended           Months Ended
                            September 30,          September 30,
                        ______________________  ______________________
                           2007        2006        2007       2006
                        __________  __________  __________  __________
  Loss from continuing
  operations applicable
  to common
  stockholders
 (numerator)             $ (2,739)   $ (8,730)   $ (8,460)   $(13,210)
                        __________  __________  __________  __________
  Weighted average
  number of
  common shares
  outstanding
  used in loss per
  share during
  the period
 (denominator)          11,000,000  11,000,000  11,000,000  11,000,000
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

Item 3. Controls and Procedures

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes to our internal controls over financial reporting during the period ended September 30, 2007, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.


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

                                 BIOETHICS, LTD.


Date: November 2, 2007           By  /s/ Mark J. Cowan


                                   Mark J. Cowan
                                   President, Chief Executive
                                   Officer, Chief Financial
                                   Officer and Director