Form 10KSB
period 2007-12-31
BIOETHICS LTD
filed 2008-03-31
CIK 894560

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                          ______________________

                                FORM 10-KSB

                          Annual Report Pursuant
                       to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                         For the fiscal year ended
                             December 31, 2007

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

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.  __

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x No __.

State issuer's revenues for its most recent fiscal year: None

The aggregate market value of the common stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of March 20, 2008 was approximately: The common voting stock of the registrant is not publicly traded and has no readily ascertainable fair market value.

     As of March 20, 2008, the issuer had 11,000,000 shares of common stock outstanding.

                           Bioethics, Ltd.


                    TABLE OF CONTENTS TO ANNUAL REPORT
                              ON FORM 10-KSB
                       YEAR ENDED DECEMBER 31, 2007


                                  PART I
Item 1. Description of Business.                                      3
Item 2. Description of Properties.                                    3
Item 3. Legal Proceedings.                                            4
Item 4. Submission of Matters to a Vote of Security Holders           4

                                  PART II
Item 5. Market for Common Equity and Related Stockholder Matters      5
Item 6. Management's Discussion and Analysis or Plan of Operation     5
Item 7. Financial Statements                                          6
Item 8. Changes In and Disagreements With Accountants on
        Accounting and Financial Disclosure                           7
Item 8A.(T) Controls and Procedures                                   7
Item 8B.    Other Information                                         7

                                 PART III
Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance With Section 16(a) of the Exchange Act    8
Item 10. Executive Compensation                                       9
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                   9
Item 12. Certain Relationships and Related Transactions, and
         Director Indepdendence                                       9
Item 13. Exhibits                                                     9
Item 14. Principal Accountant Fees and Services                      10

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






               [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                  PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

     To the knowledge of current management, there is no public trading market for the Company's common stock.

Holders

     At March 20, 2008, there were approximately 385 holders of record of the Company's common stock.

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

Repurchases of Company Securities

     The Company has not repurchased any securities during the period of this report.

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

Item 8A. (T) Controls and Procedures

Disclosure Controls and Procedures

     As of December 31, 2007, the Company's Chief Executive Officer and Chief Financial Officer and sole officer and director of the Company, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our sole officer and director concluded that our disclosure controls and procedures are effective as of December 31, 2007.

Management's Report on Internal Control over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on the fact that all Company transactions are processed through the Company's sole officer and director. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

     This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report.

     This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control over Financial Reporting

     There was no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

     None

                                 PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

Identify Directors and Executive Officers

     Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 20, 2008:


   Name             Age     Position                     With Company Since

   Mark Cowan (1)   39      Director, President,                1998
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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of March 20, 2008, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers as a group. As of March 20, 2008, the Company had 11,000,000 shares of common stock outstanding.

Name and Address           Shares         Percentage of          Position
Of Beneficial Owner(1)     Beneficially   Shares
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
__________________________

(1)Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

       The Company does not have any equity compensation plans.

Item 12. Certain Relationships and Related Transactions

     Not applicable.

Item 13. Exhibits

Exhibits

     Listed on page 12 hereof.

Item 14. Principal Accountant Fees and Services

Audit Fees

     The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 and 2006 were $7,368 and $6,082, respectively.

Audit Related Fees

     The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2007 and 2006 were $-0- and $-0-, respectively.

Tax Fees

     The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2007 and 2006 were $300 and $250, respectively.

All Other Fees

     The aggregate fees billed for products and services provided by the principal accountant, other than those previously in this Item 14, for the fiscal years ended December 31, 2007 and 2006 were $-0- and $-0-, respectively.

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

                                  Bioethics, Ltd.
                                 (Registrant)




Date: March 21, 2008             By  /s/ Mark Cowan
                                   Mark Cowan
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                                  Date

/s/ Mark Cowan    Director, President,                   March 21, 2008
  Mark Cowan      Chief Executive Officer,
                  Chief Financial Officer
                  and Secretary

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

                             DECEMBER 31, 2007

                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                                       PAGE

        -  Report of Independent Registered Public Accounting Firm     F-3


        -  Balance Sheet, December 31, 2007                            F-4


        -  Statements of Operations, for the years
            ended December 31, 2007 and 2006
            and from inception on July 26, 1990
            through December 31, 2007                                  F-5


        -  Statement of Stockholders' Equity, from
            inception on July 26, 1990 through
            December 31, 2007                                          F-6


        -  Statements of Cash Flows, for the years
            ended December 31, 2007 and 2006
            and from inception on July 26, 1990
            through December 31, 2007                                  F-8


        -  Notes to Financial Statements                               F-9

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
BIOETHICS, LTD.
South Weber, Utah

We have audited the accompanying balance sheet of Bioethics, Ltd. [a development stage company] as of December 31, 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2007 and 2006 and for the period from inception on July 26, 1990 through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioethics, Ltd. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from the inception on July 26, 1990 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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



PRITCHETT, SILER & HARDY, P.C.
March 27, 2008
Salt Lake City, Utah

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS


                                                 December 31,
                                                     2007
                                                 ___________
CURRENT ASSETS:
  Cash                                            $   12,527
                                                 ___________
        Total Current Assets                          12,527
                                                 ___________
                                                  $   12,527
                                                 ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $    1,706
                                                 ___________
        Total Current Liabilities                      1,706
                                                 ___________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                        11,000
  Capital in excess of par value                      75,000
  Deficit accumulated during the
   development stage                                (75,179)
                                                 ___________
        Total Stockholders' Equity                    10,821
                                                 ___________
                                                  $   12,527
                                                 ___________












The accompanying notes are an integral part of these financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]


                         STATEMENTS OF OPERATIONS


                                                           From Inception
                                     For the Year Ended      on July 26,
                                        December 31,        1990 Through
                                   _____________________    December 31,
                                       2007       2006          2007
                                   __________  __________   ____________
REVENUE :                           $      -   $       -    $        -
                                   __________  __________   ____________
EXPENSES:
  General and administrative          11,021      15,641         75,179
                                   __________  __________   ____________

LOSS BEFORE INCOME TAXES             (11,021)    (15,641)       (75,179)

CURRENT TAX EXPENSE                        -           -              -

DEFERRED TAX EXPENSE                       -           -              -
                                   __________  __________   ____________

NET LOSS                            $(11,021)  $ (15,641)   $   (75,179)
                                   __________  __________   ____________

LOSS PER COMMON SHARE               $   (.00)  $    (.00)
                                   __________  __________
















The accompanying notes are an integral part of these financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON JULY 26, 1990

                         THROUGH DECEMBER 31, 2007


                                                         Deficit
                                                         Accumulated
                             Common Stock    Capital in  During the
                       ____________________  Excess of   Development
                          Shares    Amount   Par Value   Stage
                       __________  ________   ________    _________
BALANCE,
 July 26, 1990                  -  $      -   $      -    $      -

Issuance of
 1,000,000 shares
 of common stock
 for cash at $.001
 per share,
 July 1990              1,000,000     1,000          -           -

Net loss for
 the period ended
 December 31, 1990              -         -          -      (1,000)
                       __________  ________   ________    _________
BALANCE,
 December 31, 1990      1,000,000     1,000          -      (1,000)

Net loss for
 the year ended
 December 31, 1991              -         -          -           -
                       __________  ________   ________    _________
BALANCE,
 December 31, 1991      1,000,000     1,000          -      (1,000)

Net loss for
 the year ended
 December 31, 1992              -         -          -           -
                       __________  ________   ________    _________
BALANCE,
 December 31, 1992      1,000,000     1,000          -      (1,000)

Net loss for
 the year ended
 December 31, 1993              -         -          -           -
                       __________  ________   ________    _________
BALANCE,
 December 31, 1993      1,000,000     1,000          -      (1,000)

Net loss for
 the year ended
 December 31, 1994              -         -          -           -
                       __________  ________   ________    _________
BALANCE,
 December 31, 1994      1,000,000     1,000          -      (1,000)

Net loss for
 the year ended
 December 31, 1995              -         -          -           -
                       __________  ________   ________    _________
BALANCE,
 December 31, 1995      1,000,000     1,000          -      (1,000)

Net loss for
 the year ended
 December 31, 1996              -         -          -           -
                       __________  ________   ________    _________
BALANCE,
 December 31, 1996      1,000,000     1,000          -      (1,000)

Net loss for
 the year ended
 December 31, 1997              -         -          -           -
                       __________  ________   ________    _________
BALANCE,
 December 31, 1997      1,000,000     1,000          -      (1,000)

Issuance of
 10,000,000 shares
 of common stock
 for cash at $.004
 per share,
 May 1998              10,000,000    10,000     30,000           -

Net loss for
 the year ended
 December 31, 1998              -         -          -      (5,335)
                       __________  ________   ________    _________
BALANCE,
 December 31, 1998     11,000,000    11,000     30,000      (6,335)

Net loss for
 the year ended
 December 31, 1999              -         -          -      (5,531)




                                [Continued]

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON JULY 26, 1990

                         THROUGH DECEMBER 31, 2007

                                [Continued]


                                                         Deficit
                                                         Accumulated
                             Common Stock    Capital in  During the
                       ____________________  Excess of   Development
                          Shares    Amount   Par Value   Stage
                       __________  ________   ________    _________
BALANCE,
 December 31, 1999     11,000,000    11,000     30,000     (11,866)

Net loss for
 the year ended
 December 31, 2000              -         -          -      (6,266)
                       __________  ________   ________    _________
BALANCE,
 December 31, 2000     11,000,000    11,000     30,000     (18,132)

Net loss for
 the year ended
 December 31, 2001              -         -          -      (6,758)
                       __________  ________   ________    _________
BALANCE,
 December 31, 2001     11,000,000    11,000     30,000     (24,890)

Net loss for
 the year ended
 December 31, 2002              -         -          -      (5,081)
                       __________  ________   ________    _________
BALANCE,
 December 31, 2002     11,000,000    11,000     30,000     (29,971)

Net loss for
 the year ended
 December 31, 2003              -         -          -      (5,893)
                       __________  ________   ________    _________
BALANCE,
 December 31, 2003     11,000,000    11,000     30,000     (35,864)

Net loss for
 the year ended
 December 31, 2004              -         -          -      (5,858)
                       __________  ________   ________    _________
BALANCE,
 December 31, 2004     11,000,000    11,000     30,000     (41,722)

Capital contribution
 by shareholder                 -         -     20,000           -

Net loss for
 the year ended
 December 31, 2005              -         -          -      (6,795)
                       __________  ________   ________    _________
BALANCE,
 December 31, 2005     11,000,000    11,000     50,000     (48,517)

Capital contribution
 by shareholder                 -         -     10,000           -

Net loss for
 the year ended
 December 31, 2006              -         -          -     (15,641)
                       __________  ________   ________    _________
BALANCE,
 December 31, 2006     11,000,000    11,000     60,000     (64,158)

Capital contribution
 by shareholder                 -         -     15,000           -

Net loss for
 the year ended
 December 31, 2007              -         -          -     (11,021)
                       __________  ________   ________    _________
BALANCE,
 December 31, 2007     11,000,000  $ 11,000   $ 75,000    $(75,179)
                       __________  ________   ________    _________







The accompanying notes are an integral part of these financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                                           From Inception
                                       For the Year Ended    on July 26,
                                          December 31,     1990 Through
                                      ____________________  December 31,
                                         2007       2006        2007
                                      _________  _________    _________
Cash Flows from Operating Activities:
  Net loss                            $(11,021)  $(15,641)    $(75,179)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
    Changes in assets and liabilities:
      Increase (decrease) in
       accounts payable                  1,706        (40)       1,706
                                      _________  _________    _________
        Net Cash (Used) by
         Operating Activities           (9,315)   (15,681)     (73,473)
                                      _________  _________    _________

Cash Flows from Investing Activities         -          -            -
                                      _________  _________    _________
        Net Cash Provided by
         Investing Activities                -          -            -
                                      _________  _________    _________

Cash Flows from Financing Activities:
  Capital contributions                 15,000     10,000       45,000
  Proceeds from common stock issuance        -          -       41,000
                                      _________  _________    _________
        Net Cash Provided by
         Financing Activities           15,000     10,000       86,000
                                      _________  _________    _________

Net Increase (Decrease) in Cash          5,685     (5,681)      12,527

Cash at Beginning of Period              6,842     12,523            -
                                      _________  _________    _________

Cash at End of Period                 $ 12,527   $  6,842     $ 12,527
                                      _________  _________    _________

Supplemental Disclosures of
 Cash Flow information:
  Cash paid during the period for:
    Interest                          $      -   $      -     $      -
    Income taxes                      $      -   $      -     $      -

Supplemental schedule of Non-cash Investing and Financing Activities:
  For the year ended December 31, 2007:
     None

  For the year ended December 31, 2006:
     None





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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", SFAS No. 156, "Accounting for Servicing of Financial Assets", SFAS No. 157, "Fair Value Measurements", SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)", SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" and SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements" (as amended), were recently issued. SFAS No. 155, 156, 157,158, 159 and 160 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

  Capital Contribution - During the year ended December 31, 2007, a shareholder of the Company contributed $15,000 to the Company.

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2007, the Company has available unused operating loss carryforwards of approximately $74,000, which may be applied against future taxable income and which expire in various years through 2027. However, if certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $25,100 and $21,400 as of December 31, 2007 and 2006, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $3,700 during the year ended December 31, 2007.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - For the years ended December 2007 and 2006, the Company did not pay any compensation to its officers and directors.

  Office  Space  - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Capital Contribution - During the year ended December 31, 2007, a shareholder of the Company contributed $15,000 to the Company.

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                               For the
                                              Years Ended
                                              December 31,
                                       __________________________
                                           2007       2006
                                       __________    ____________
  Loss from continuing operations
  applicable to common
  stockholders (numerator)             $ (11,021)    $  (15,641)
                                       __________    ____________
  Weighted average number of
  common shares outstanding
  used in loss per share during
  the period (denominator)             11,000,000    11,000,000
                                       __________    ____________


  Dilutive  loss  per share was not presented, as the Company had  no  common
  equivalent  shares  for  all  periods  presented  that  would  affect   the
  computation of diluted loss per share.