Form 10-Q
period 2008-03-31
BIOETHICS LTD
filed 2008-05-20
CIK 894560

                            FORM 10-Q

             U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549
                     ______________________

        Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

          For the Quarterly Period Ended March 31, 2008

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

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

    Large accelerated filer     Accelerated filer
    Non-accelerated filer       Smaller reporting company x

     Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Exchange Act).  Yes x   No

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                            Outstanding as of May 15, 2008
Common Stock                     11,000,000

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                               PAGE


        -  Unaudited Condensed Balance Sheets,
            March 31, 2008 and December 31, 2007                 3


        -  Unaudited Condensed Statements of Operations,
            for the three months ended March 31, 2008 and
            2007 and from inception on July 26, 1990
            through March 31, 2008                               4

        -  Unaudited Condensed Statements of Cash Flows,
            for the three months ended March 31, 2008 and
            2007 and from inception on July 26, 1990
            through March 31, 2008                               5


        -  Notes to Unaudited Condensed Financial Statements   6 - 7

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                          March 31,   December 31,
                                             2008         2007
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $   10,291   $   12,527
                                         ___________  ___________
        Total Current Assets                  10,291       12,527
                                         ___________  ___________
                                          $   10,291   $   12,527
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $    3,288   $    1,706
                                         ___________  ___________
        Total Current Liabilities              3,288        1,706
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                11,000       11,000
  Capital in excess of par value              75,000       75,000
  Deficit accumulated during the
   development stage                         (78,997)     (75,179)
                                         ___________  ___________
        Total Stockholders' Equity             7,003       10,821
                                         ___________  ___________
                                         $    10,291   $   12,527
                                         ___________  ___________









Note: The balance sheet at December 31, 2007 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]


               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                          For the Three
                                           Months Ended     From Inception
                                            March 31,         on July 26,
                                    _______________________  1990 Through
                                       2008         2007    March 31, 2008
                                    __________   __________   ___________
REVENUE                              $      -     $      -     $       -

EXPENSES:
  General and administrative            3,818        3,457        78,997
                                    __________   __________   ___________
LOSS BEFORE INCOME TAXES               (3,818)      (3,457)      (78,997)

CURRENT TAX EXPENSE                         -            -             -
DEFERRED TAX EXPENSE                        -            -             -
                                    __________   __________   ___________
NET LOSS                             $ (3,818)    $ (3,457)    $ (78,997)
                                    __________   __________   ___________
LOSS PER COMMON SHARE                $   (.00)    $   (.00)
                                    __________   __________



















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                         For the Three     From Inception
                                         Months Ended       on July 26,
                                           March 31,        1990 Through
                                      ____________________   March 31,
                                         2008       2007       2008
                                      _________   ________   _________

Cash Flows from Operating Activities:
  Net loss                            $ (3,818)   $(3,457)   $(78,997)
  Adjustments to reconcile net loss
   to net cash used by
   operating activities:
    Changes in assets and liabilities:
      Increase (decrease)
       in accounts payable               1,582      3,457       3,288
                                      _________   ________   _________
        Net Cash (Used) by
         Operating Activities           (2,236)         -     (75,709)
                                      _________   ________   _________

Cash Flows from Investing Activities:        -          -           -
                                      _________   ________   _________
        Net Cash Provided by
         Investing Activities                -          -           -
                                      _________   ________   _________

Cash Flows from Financing Activities:
  Proceeds from common stock issuance        -          -      45,000
  Capital contribution                       -          -      41,000
                                      _________   ________   _________
        Net Cash Provided by
         Financing Activities                -          -      86,000
                                      _________   ________   _________

Net Increase (Decrease) in Cash         (2,236)         -      10,291

Cash at Beginning of Period             12,527      6,842           -
                                      _________   ________   _________

Cash at End of Period                 $ 10,291   $  6,842    $ 10,291
                                      _________   ________   _________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                          $      -   $      -    $      -
    Income taxes                      $      -   $      -    $      -

Supplemental schedule of Non-cash Investing and Financing Activities:
  For the three months ended March 31, 2008:
     None

  For the three months ended March 31, 2007:
     None





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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.


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

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the three months ended March 31, 2008 and 2007, the Company did not pay any compensation to its officers and directors.

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


NOTE 5 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                              For the three
                                              Months Ended
                                                March 31,
                                        __________________________
                                            2008         2007
                                        ___________    ___________
    Loss from continuing operations
    applicable to common
    stockholders (numerator)             $  (3,818)     $  (3,457)
                                        ___________    ___________
    Weighted average number of
    common shares outstanding
    used in loss per share during
    the period (denominator)             11,000,000    11,000,000
                                        ___________    ___________


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

Item  3.  Quantitative and Qualitative Disclosures About Market Risk

     Omitted pursuant to Item 305(e) of Regulation S-K.

Item 4T. Controls and Procedures

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes to our internal controls over financial reporting during the period ended March 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.


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

  3(ii) Bylaws of the Company (Incorporated by reference to Exhibit 3(ii) of the Company's Form 10-KSB, dated December 31, 2003)

 31.1   Certification pursuant to Section 302 of the  Sarbanes-Oxley
        Act of 2002

 31.2   Certification pursuant to Section 302 of the  Sarbanes-Oxley
        Act of 2002

 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                           SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             BIOETHICS, LTD.


Date: May 16, 2008


                          By  /s/ Mark J. Cowan

                              Mark J. Cowan
                              President, Chief Executive Officer,
                              Chief Financial Officer
                              and Director