Form 10-Q
period 2008-06-30
BIOETHICS LTD
filed 2008-08-13
CIK 894560

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended JUNE 30, 2008

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE EXCHANGE ACT

      For the transition period from  ____________   to _______________

Commission File Number 33-55254-41


                           BIOETHICS, LTD.
       (Exact name of registrant as specified in charter)

         NEVADA                                      87-0485312
(State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation or organization)

8092 South Juniper Court, South Weber, Utah               84405
(Address of principal executive offices)               (Zip Code)

                              (801)  476-8110
                        (Issuer's Telephone Number)

                              Not Applicable
(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer          Accelerated filer
      Non-accelerated  filer           Smaller  reporting  company  X

Indicate by check mark whether the issuer is a shell company (as defined in
rule 12b-2 of the Exchange Act).       Yes  X    No

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.             Yes    No

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 11, 2008, the issuer had outstanding 11,000,000 shares of common stock, par value $0.001.

                   FORWARD LOOKING STATEMENTS

When used in this Form 10-Q, in our filings with the Securities and Exchange Commission ("SEC"), in our press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect the Company's views with respect to future events based upon information available to it at this time. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements. These uncertainties and other factors include, but are not limited to the risk factors described herein under the caption "Risk Factors." The words "anticipates," "believes," "estimates," "expects," "plans," "projects," "targets" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Bioethics, Ltd. (the "Company" or the "Issuer"), files herewith its unaudited condensed balance sheets as of June 30, 2008 and December 31, 2007, the related unaudited condensed statements of operations for the three and six months ended June 30, 2008 and 2007 and from inception on July 26, 1990 through June 30, 2008, and the related unaudited condensed statements of cash flows for the six months ended June 30, 2008 and 2007 and from inception on July 26, 1990 through June 30, 2008. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the Company's audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended December 31, 2007. Operating results for the quarter ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.








                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                                   PAGE


        -  Unaudited Condensed Balance Sheets,
            June 30, 2008 and December 31, 2007                      5


        -  Unaudited Condensed Statements of Operations,
            for the three and six months ended June 30, 2008
            and 2007 and from inception on July 26, 1990
            through June 30, 2008                                    6

        -  Unaudited Condensed Statements of Cash Flows,
            for the six months ended June 30, 2008 and
            2007 and from inception on July 26, 1990
            through June 30, 2008                                    7


        -  Notes to Unaudited Condensed Financial Statements       8 - 9

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                           June 30,   December 31,
                                             2008         2007
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $    4,911   $   12,527
                                         ___________  ___________
        Total Current Assets                   4,911       12,527
                                         ___________  ___________
                                          $    4,911   $   12,527
                                         ___________  ___________

                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $      513   $    1,706
                                         ___________  ___________
        Total Current Liabilities                513        1,706
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                11,000       11,000
  Capital in excess of par value              75,000       75,000
  Deficit accumulated during the
   development stage                         (81,602)     (75,179)
                                         ___________  ___________
        Total Stockholders' Equity             4,398       10,821
                                         ___________  ___________
                                         $     4,911   $   12,527
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

                              BIOETHICS, LTD.
                       [A Development Stage Company]


               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                        From
                            For the Three          For the Six       Inception
                             Months Ended          Months Ended     on July 26,
                               June 30,              June 30,      1990 Through
                         ____________________  ____________________   June 30,
                            2008       2007       2008       2007       2008
                         _________  _________  _________  _________  _________
REVENUE                  $      -   $      -   $      -   $      -   $      -

EXPENSES:
  General
   and administrative       2,605      2,264      6,423      5,721     81,602
                         _________  _________  _________  _________  _________
LOSS BEFORE INCOME TAXES   (2,605)    (2,264)    (6,423)    (5,721)   (81,602)

CURRENT TAX EXPENSE             -          -          -          -          -
DEFERRED TAX EXPENSE            -          -          -          -          -
                         _________  _________  _________  _________  _________
NET LOSS                   (2,605)    (2,264)  $ (6,423)  $ (5,721)  $(81,602)
                         _________  _________  _________  _________  _________
LOSS PER COMMON SHARE    $   (.00)  $   (.00)  $   (.00)  $   (.00)
                         _________  _________  _________  _________























 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                           For The      From Inception
                                      Six Months Ended    on July 26,
                                          June 30,       1990 Through
                                    ___________________   June 30,
                                       2008     2007        2008
                                    ________  _________   __________
Cash Flows from
 Operating Activities:
  Net loss                         $ (6,423)  $ (5,721)   $ (81,602)
  Adjustments to reconcile
   net loss to net cash
   used by operating activities:
     Changes in assets
      and liabilities:
       Increase (decrease)
        in accounts payable          (1,193)     1,816          513
                                    ________  _________   __________
        Net Cash (Used) by
         Operating Activities        (7,616)    (3,905)     (81,089)
                                    ________  _________   __________

Cash Flows from
 Investing Activities:                    -          -            -
                                    ________  _________   __________
        Net Cash Provided by
         Investing Activities             -          -            -
                                    ________  _________   __________

Cash Flows from
 Financing Activities:
  Proceeds from common
   stock issuance                         -          -       45,000
  Capital contribution                    -          -       41,000
                                    ________  _________   __________
        Net Cash Provided by
         Financing Activities             -          -       86,000
                                    ________  _________   __________

Net Increase (Decrease) in Cash      (7,616)    (3,905)       4,911

Cash at Beginning of Period          12,527      6,842            -
                                    ________  _________   __________

Cash at End of Period               $ 4,911   $  2,937    $   4,911
                                    ________  _________   __________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                        $     -   $      -    $       -
    Income taxes                    $     -   $      -    $       -

Supplemental schedule of Non-cash Investing and Financing Activities:
  For the six months ended June 30, 2008:
     None

  For the six months ended June 30, 2007:
     None





 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Bioethics, Ltd. (the "Company") was organized under the laws of the State of Nevada on July 26, 1990. The Company has not commenced planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company was organized to provide a vehicle for participating in potentially profitable business ventures which may become available through the personal contacts of, and at the complete discretion of, the Company's officers and directors. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.


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

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management  Compensation - During the six months ended June  30,  2008  and
  2007, the Company did not pay any compensation to its officers and directors.

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


NOTE 5 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                               For the Three           For the Six
                                Months Ended           Months Ended
                                  June 30,               June 30,
                          ______________________   ______________________
                              2008        2007        2008        2007
                          __________  __________   __________  __________
  Loss from continuing
  operations applicable
  to common stockholders
 (numerator)              $   (2,605) $   (2,264)  $   (6,423) $   (5,721)
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. The following information contains forward-looking statements. (See "Forward Looking Statements.")

Plan of Operation

The Company has no business operations, and very limited assets or capital resources. As of June 30, 2008, the Company had net working capital in the form of cash and cash equivalents in the approximate amount of $4,398. The Company's business plan is to seek one or more potential business ventures that, in the opinion of management, may warrant involvement by the Company. The Company recognizes that because of its limited financial, managerial and other resources, the type of suitable potential business ventures which may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature. It is emphasized that the business objectives discussed are extremely general and are not intended to be restrictive upon the discretion of management.

The Company will not restrict its search for any specific kind of business, but may participate in a venture in its preliminary or development stage, may participate in a business that is already in operation or in a business in various stages of its corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate, in that the venture may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. In some instances, the business endeavors may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.

The Company does not have sufficient funding to meet its short or long-term cash needs. The Company believes that its current cash will not be sufficient to support the Company's planned operations for the next twelve months. As of June 30, 2008, the Company had $4,911 in cash and accounts payable of $513. To the extent necessary, the Company will seek to raise additional funds through the sale of equity securities or by borrowing of funds until a suitable business venture can be completed. There is no assurance that the Company will be able to successfully identify and/or negotiate a suitable potential business venture or raise additional funds if and when needed.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a "smaller reporting company."

Item 4T.  Controls and Procedures.

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes to our internal controls over financial reporting during the period ended June 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

                         Part II-OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.  Other Information.

Not Applicable.


Item 6.   Exhibits

The following documents are included as exhibits to this report:

(a) Exhibits

Exhibit    SEC Reference
Number     Number          Title of Document        Location

  3.1       3       Articles of Incorporation    Incorporated by Reference*

  3.2       3       Bylaws                       Incorporated by Reference*

 31.1      31       Section 302 Certification
                    of Chief Executive and
                    Chief Financial Officer      This Filing

 32.1      32       Section 1350 Certification
                    of Chief Executive and
                    Chief Financial Officer      This Filing


*Incorporated by reference to Exhibits 3(i) and 3(ii) of the Company' 2003 Form 10-KSB report, filed March 30, 2004.







                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Bioethics, Ltd.


Date:    August  12,  2008          By /s/ Mark  J.  Cowan
                                   Mark J. Cowan
                                   President, Chief Executive Officer and
                                   Chief Financial Officer
                                  (Principal Executive and Financial Officer)