Form 10-Q
period 2008-09-30
BIOETHICS LTD
filed 2008-11-12
CIK 894560

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE EXCHANGE ACT

For the transition period from _____________   to ______________

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 3,2008, the issuer had outstanding 11,000,000 shares of common stock, par value $0.001.

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

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Bioethics, Ltd. (the "Company" or the "Issuer"), files herewith its unaudited condensed balance sheets as of September 30, 2008 and December 31, 2007, the related unaudited condensed statements of operations for the three and nine months ended September 30, 2008 and 2007 and from inception on July 26, 1990 through September 30, 2008, and the related unaudited condensed statements of cash flows for the nine months ended September 30, 2008 and 2007 and from inception on July 26, 1990 through September 30, 2008. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the Company's audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended December 31, 2007. Operating results for the quarter ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.





                              BIOETHICS, LTD.
                       [A Development Stage Company]




                                 CONTENTS

                                                                PAGE


        -  Unaudited Condensed Balance Sheets,
             September 30, 2008 and December 31, 2007             5


        -  Unaudited Condensed Statements of Operations,
            for the three and nine months ended September 30,
            2008 and 2007 and from inception on July 26, 1990
            through September 30, 2008                            6

        -  Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2008
            and 2007 and from inception on July 26, 1990
            through September 30, 2008                            7


        -  Notes to Unaudited Condensed Financial Statements    8 - 9

                              BIOETHICS, LTD.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                        September 30, December 31,
                                             2008         2007
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $    1,839   $   12,527
                                         ___________  ___________
        Total Current Assets                   1,839       12,527
                                         ___________  ___________
                                          $    1,839   $   12,527
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $      175   $    1,706
                                         ___________  ___________
        Total Current Liabilities                175        1,706
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                11,000       11,000
  Capital in excess of par value              75,000       75,000
  Deficit accumulated during the
   development stage                         (84,336)     (75,179)
                                         ___________  ___________
        Total Stockholders' Equity             1,664       10,821
                                         ___________  ___________
                                          $    1,839   $   12,527
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

                              BIOETHICS, LTD.
                       [A Development Stage Company]


               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                   From
                        For the Three         For the Nine        Inception
                         Months Ended         Months Ended       on July 26,
                        September 30,         September 30,     1990 Through
                    ___________________    ___________________  September 30,
                      2008       2007        2008       2007        2008
                    ________   ________    ________   ________    _________
REVENUE             $      -   $     -     $     -    $     -     $      -

EXPENSES:
  General and
   administrative     2,734      2,739       9,157      8,460       84,336
                    ________   ________    ________   ________    _________
LOSS BEFORE
 INCOME TAXES        (2,734)    (2,739)     (9,157)    (8,460)     (84,336)

CURRENT TAX EXPENSE       -          -           -          -            -
DEFERRED TAX EXPENSE      -          -           -          -            -
                    ________   ________    ________   ________    _________
NET LOSS            $(2,734)   $(2,739)    $(9,157)   $(8,460)    $(84,336)
                    ________   ________    ________   ________    _________
LOSS PER
 COMMON SHARE       $  (.00)   $  (.00)    $  (.00)   $  (.00)
                    ________   ________    ________   ________













 The accompanying notes are an integral part of these unaudited condensed financial statements.

                              BIOETHICS, LTD.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                               For         From Inception
                                          the Nine Months    on July 26,
                                              Ended             1990
                                          September 30,        Through
                                       ____________________ September 30,
                                          2008      2007        2008
                                       _________  _________   _________
Cash Flows from Operating Activities:
  Net loss                             $ (9,157)  $ (8,460)   $(84,336)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
     Changes in assets and liabilities:
       Increase (decrease)
        in accounts payable              (1,531)         -         175
                                       _________  _________   _________
        Net Cash (Used) by
         Operating Activities           (10,688)    (8,460)    (84,161)
                                       _________  _________   _________

Cash Flows from Investing Activities:         -          -           -
                                       _________  _________   _________
        Net Cash Provided by
         Investing Activities                 -          -           -
                                       _________  _________   _________

Cash Flows from Financing Activities:
  Proceeds from common stock issuance         -          -      45,000
  Capital contribution                        -     15,000      41,000
                                       _________  _________   _________
        Net Cash Provided by
         Financing Activities                 -     15,000      86,000
                                       _________  _________   _________

Net Increase (Decrease) in Cash         (10,688)     6,540       1,839

Cash at Beginning of Period              12,527      6,842           -
                                       _________  _________   _________

Cash at End of Period                  $  1,839   $ 13,382    $  1,839
                                       _________  _________   _________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                           $     -    $      -    $      -
    Income taxes                       $     -    $      -    $      -

Supplemental schedule of Non-cash Investing and Financing Activities:
  For the nine months ended September 30, 2008:
     None

  For the nine months ended Setember 30, 2007:
     None





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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.


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

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the nine months ended September 30, 2008 and 2007, the Company did not pay any compensation to its officers and directors.

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


NOTE 5 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                              For the Three             For the Nine
                               Months Ended             Months Ended
                               September 30,            September 30,
                            ______________________   ______________________
                               2008        2007         2008       2007
                            __________  __________   __________  __________
  Loss from
  continuing operations
  applicable to common
  stockholders (numerator)  $  (2,734)  $  (2,739)  $   (9,157)  $  (8,460)
                            __________  __________   __________  __________
  Weighted average number
  of common shares
  outstanding used in
  loss per share during
  the period (denominator)  11,000,000  11,000,000   11,000,000  11,000,000
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

Plan of Operation

The Company has no business operations, and very limited assets or capital resources. As of September 30, 2008, the Company had net working capital in the form of cash and cash equivalents in the approximate amount of $1,664. The Company's business plan is to seek one or more potential business ventures that, in the opinion of management, may warrant involvement by the Company. The Company recognizes that because of its limited financial, managerial and other resources, the type of suitable potential business ventures which may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature. It is emphasized that the business objectives discussed are extremely general and are not intended to be restrictive upon the discretion of management.

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

The Company does not have sufficient funding to meet its short or long-term cash needs. The Company believes that its current cash will not be sufficient to support the Company's planned operations for the next twelve months. As of September 30, 2008, the Company had $1,839 in cash and accounts payable of $175. To the extent necessary, the Company will seek to raise additional funds through the sale of equity securities or by borrowing of funds until a suitable business venture can be completed. There is no assurance that the Company will be able to successfully identify and/or negotiate a suitable potential business venture or raise additional funds if and when needed.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a "smaller reporting company."

Item 4T.  Controls and Procedures.

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes to our internal controls over financial reporting during the period ended September 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

            SEC
 Exhibit    Reference
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

                                   Bioethics, Ltd.


Date:  November 11, 2008        By  /s/ Mark J. Cowan
                               ___________________________________
                                Mark J. Cowan
                                President, Chief Executive Officer and
                                Chief Financial Officer
                             (Principal Executive and Financial Officer)