Form 10-K/A
period 2007-12-31
BIOETHICS LTD
filed 2009-03-30
CIK 894560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________

Commission File Number 33-55254-41

BIOETHICS, LTD.
(Exact name of registrant as specified in charter)

NEVADA	87-0485312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8092 South Juniper Court, South Weber, Utah	84405
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 476-8110

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (22.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller	Smaller reporting company ☒
reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2007, the common voting stock of the registrant was not publicly traded and had no readily ascertainable fair market value.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐	No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 20, 2008, there were 11,000,000 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-KSB of Bioethics, Ltd. (the “Registrant” or the “Company”) for the fiscal year ended December 31, 2007, which the Registrant previously filed with the Securities and Exchange Commission on March 31, 2008 (the “Original Filing”). This Amendment is being filed to amend Item 8A(T) of the Original Filing (Item 9A(T) of Form 10-K) to identify the framework used by management to evaluate the effectiveness of internal control over financial reporting and to revise management’s conclusion with regard to the effectiveness of its disclosure controls and procedures as of December 31, 2007. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment and apply to this filing and the Original Filing, as amended. Except as set forth below, the Original Filing has not been amended, updated or otherwise modified. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

Item 9A. (T) Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2007, the Company's Chief Executive Officer and Chief Financial Officer and sole officer and director of the Company, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures in light of information brought to the Company’s attention indicating that its 2007 annual report on Form 10-KSB failed to identify the framework under which the Company’s internal control over financial reporting had been evaluated. Based on that evaluation, our sole officer and director concluded that our disclosure controls and procedures were not effective as of December 31, 2007, because they failed to detect the omission of such information.

Subsequent Remediation Plan

During 2008 and 2009, the Company established additional procedures to strengthen the Company's disclosure controls and procedures, including the implementation of additional procedures calling for pre-filing review by outside legal counsel of periodic reports filed with the Securities and Exchange Commission to determine that such reports contain the information required by Regulation S-K and the applicable Exchange Act forms.

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

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, and the fact that all Company transactions are processed through the Company's sole officer and director. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits. The following documents are included as exhibits to this report:

Exhibit Number	SEC Reference Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated by Reference*

3.2	3	Bylaws	Incorporated by Reference*

31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing

32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing

*Incorporated by reference to Exhibits 3(i) and 3(ii) of the Company’ 2003 Form 10-KSB report, filed March 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bioethics, Ltd.
(Registrant)

Date: March 26, 2009	By /s/ Mark J. Cowan
Mark J. Cowan
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)