Form 10-K
period 2008-12-31
BIOETHICS LTD
filed 2009-04-14
CIK 894560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2008

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

Registrant’s telephone number, including area code: (801) 725-9000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:None

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

As of June 30, 2008, the common voting stock of the registrant was not publicly traded and had no readily ascertainable fair market value.

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

As of March 27, 2009, there were 11,000,000 shares of the issuer’s common stock outstanding.

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

None.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect the Company’s views with respect to future events based upon information available to it at this time. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements. These uncertainties and other factors include, but are not limited to: the ability of the Company to locate a business opportunity for acquisition or participation by the Company; the terms of the Company’s acquisition of or participation in a business opportunity; and the operating and financial performance of any business opportunity following its acquisition or participation by the Company. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

Part I

Item 1. Description of Business

General

Bioethics, Ltd., (the “Registrant” or the “Company”) is a shell company that conducts no active business operations and is seeking business opportunities for acquisition or participation by the Company.

History

The Company was incorporated in 1990 as a Nevada corporation. The Company has not yet generated any significant revenues and is considered a development stage company.

In May 1998, the former officers and directors of the Registrant resigned from their respective positions. Prior to said resignations, they appointed Mr. Mark J. Cowan as the sole member of the Board of Directors of the Registrant and as the new President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Registrant and they approved and closed on the sale of 10,000,000 shares of Common Stock at an aggregate purchase price of $40,000 in a private offering, which shares represent approximately ninety-one percent (91%) of the outstanding shares of common stock of the Registrant. Mr. Cowan purchased 2,500,000 shares of common stock in such private offering with personal funds which shares represent approximately twenty-three percent (23%) of the total issued and outstanding shares of common stock of the Registrant. Various other investors purchased the remaining 7,500,000 shares of common stock in the private offering. The sale of the shares resulted in a change in the control of the Company.

Since its organization in 1990, the Company has not engaged in active business operations and its activities have consisted of its search for and evaluation of potential business opportunities for acquisition or participation by the Company. During this period, the Company has incurred limited operating expenses necessary to maintain its status as a corporation in good standing and has incurred expenses in connection with its search for and evaluation of potential business opportunities. The Company has evaluated several business opportunities since the date of its organization but has not acquired any business opportunity. Due to the lack of active operations and the Company’s stated purpose of seeking to acquire a currently unknown business opportunity, the Company may be classified as a “shell” company subject to all the risks of a new business together with the substantial risks associated with the search for and acquisition of business opportunities.

Business Plan

The Company intends to continue to seek, investigate and, if warranted, acquire an interest in a business opportunity. Management has not established any firm criteria with respect to the type of business with which the Company desires to become involved and will consider participating in a business enterprise in a variety of different industries or areas with no limitation as to the geographical location of the enterprise. The Company’s management will have unrestricted discretion in reviewing, analyzing, and ultimately selecting a business enterprise for acquisition or participation by the Company. It is anticipated that any enterprise ultimately selected will be selected by management based on its analysis and evaluation of the business and financial condition of the enterprise, as well as its business plan, potential for growth, and other factors, none of which can be anticipated to be controlling. If the Company is able to locate a suitable business enterprise, the decision to acquire or participate in the enterprise may be made by the Company’s board of directors without shareholder approval. Approval may also be obtained pursuant to the consent of a majority of the Company’s shareholders and, since management and the principal shareholders of the Company own approximately 41% of the Company’s outstanding shares, they would be able to approve any transaction with the affirmative vote of a limited number of additional shares. Further, it is anticipated that the acquisition of or participation in an enterprise may involve the issuance by the Company of a controlling interest in the Company which would dilute the respective equity interests of the Company’s shareholders and may also result in a reduction of the Company’s net tangible asset value per share. In connection with an acquisition, members of management may also be able to negotiate the sale of their shares in the Company at a premium.

The activities of the Company will continue to be subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company’s shareholders. The risks faced by the Company are further increased as a result of its limited resources and its inability to provide a prospective business opportunity with a significant amount of capital. (See “Item 1A. Risk Factors.”)

Although management believes that it is in the best interest of the Company to acquire or participate in a business enterprise, there is no assurance that the Company will be able to locate a business enterprise which management believes is suitable for acquisition or participation by the Company or that if an enterprise is located, it can be acquired on terms acceptable to the Company. Similarly, there can be no assurance that if any business opportunity is acquired, it will perform in accordance with management’s expectations or result in any profit to the Company or appreciation in the market price for the Company’s shares.

If business opportunities become available, the selection of an opportunity in which to participate will be complex and extremely risky and may be made on management’s analysis of the quality of the other company’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible to analyze through the application of any objective criteria. There is no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

It is anticipated that business opportunities may be introduced to the Company from a variety of sources, including its sole officer and director, and his business and social contacts, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the franchise community, and others who may present unsolicited proposals.

The Company will not restrict its search to any particular business, industry, or geographical location. The Company may enter into a business or opportunity involving a “start-up” or new company or an established business. It is impossible to predict the status of any business in which the Company may become engaged.

The period within which the Company may participate in a business opportunity cannot be predicted and will depend on circumstances beyond the Company’s control, including the availability of business opportunities, the time required for the Company to complete its investigation and analysis of prospective business opportunities, the time required to prepare the appropriate documents and agreements providing for the Company’s participation, and other circumstances.

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed and, on the basis of that review, the legal structure or method deemed by management to be most suitable will be selected. The structure may include, but is not limited to, mergers, reorganizations, leases, purchase and sale agreements, licenses, joint ventures, and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization. Implementing the structure may require the merger, consolidation, or reorganization of the Company with other corporations or forms of business organization, and there is no assurance that the Company would be the surviving entity. In addition, the current shareholders of the Company may not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of the transaction, all or a majority of the Company’s directors may resign and new directors may be appointed without any vote by the shareholders.

The Company will most likely acquire a business opportunity by issuing shares of the Company’s common stock to the owners of the business opportunity. Although the terms of the transaction cannot be predicted, in many instances the business opportunity entity will require that the transaction by which the Company acquires its participation be “tax-free” under Sections 351 or 368 of the Internal Revenue Code of 1986 (the “Code”). It is anticipated that any business opportunity acquisition will result in substantial additional dilution to the equity of those who were shareholders of the Company prior to the acquisition.

Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that the transaction be accounted for as if the Company had been acquired by the other entity owning the business venture or opportunity and, therefore, will not permit a write up in the carrying value of the assets of the other company.

It is anticipated that securities issued in a transaction of this type would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated or under certain conditions or at specified times thereafter. The issuance of a substantial number of additional securities and their potential sale into any trading market which may develop in the Company’s Common Stock may have a depressive effect on the market price for the Company’s common stock.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of the agreement cannot be predicted, generally the agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to the closing, set forth remedies on default, and include miscellaneous other terms.

It is emphasized that management of the Company has broad discretion in determining the manner by which the Company will participate in a prospective business opportunity and may enter into transactions having a potentially adverse impact on the current shareholders in that their percentage ownership in the Company may be reduced without any increase in the value of their investment or that the business opportunity in which the Company acquires an interest may ultimately prove to be unprofitable. The transaction may be consummated without being submitted to the shareholders of the Company for their consideration. In some instances, however, the proposed participation in a business opportunity may be submitted to the shareholders for their consideration, either voluntarily by the board of directors to seek the shareholders’ advice or consent or because of a requirement to do so by state law.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments may require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity, the costs previously incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

The Company’s operations following its acquisition of an interest in a business opportunity will be dependent on the nature of the opportunity and interest acquired. The specific risks of a given business opportunity cannot be predicted at the present time.

The Company is not registered and does not propose to register as an “investment company” under the Investment Company Act of 1940 (the “Investment Act”). The Company intends to conduct its activities so as to avoid being classified as an “investment company” under the Investment Act and, therefore to avoid application of the registration and other provisions of the Investment Company Act and the related regulations.

Regulation

It is impossible to predict what government regulation the Company may be subject to until it has acquired an interest in a business opportunity. The use of assets and/or conduct of businesses which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business opportunity to acquire, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.

Competition

The Company encounters substantial competition in its efforts to locate a business opportunity. The primary competition for desirable investments comes from investment bankers, business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small business investment companies, other shell companies, and wealthy individuals. Most of these entities have significantly greater experience, resources, and managerial capabilities than the Company and are in a better position than the Company to obtain access to attractive business opportunities.

Facilities

The Company presently maintains its business office at 8092 South Juniper Court, South Weber, Utah 84405, which is the home-business office of its President. Such space is provided to the Company without charge.

Employees

The Company has no employees and its business and affairs are handled by its sole officer and director who provides services to the Company on an as needed basis. Management of the Company may engage consultants, attorneys, and accountants on a limited basis, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities.

Item 1A. Risk Factors

The Company is a “blank check” Company with no specified business plan and shareholders are unable to determine the future activities of the Company.

The business plan of the Company is to use its limited capital to search for, investigate, and acquire or participate in a business opportunity which has not yet been selected. A business opportunity will be selected by management, and management may select an opportunity without approval of the Company’s shareholders. Accordingly, shareholders are unable to determine the future activities of the Company and may have no opportunity to analyze the merits of any opportunity to be acquired by the Company. In addition, the Company has no employment contracts with members of management, no assurance can be given that the Company will continue to be managed by these people in the future, and it is likely that current management will resign at such time as a business opportunity is acquired.

The Company has a limited amount of capital for use in locating, investigating and acquiring a business opportunity, which will prevent the Company from acquiring a business opportunity that has capital requirements greater than the Company’s resources.

As of December 31, 2008, the Company had a working capital deficit of $1,002 and is dependent on loans or contributions from stockholders or sales of common stock to obtain the capital required to continue its operations. However, even if such additional funding is required, it is not anticipated that it will be in an amount that is adequate to permit the Company to undertake an elaborate or extensive search for business opportunities. This limited capital will prevent the Company from participating in any business opportunity which requires immediate additional capital and may make it difficult or impossible for the Company to locate a business opportunity.

The Company may issue a substantial number of additional shares in the future which could significantly dilute the ownership interest of current shareholders.

It is likely that the Company would acquire an interest in a business opportunity through a reverse merger or other business reorganization involving the issuance by the Company of additional shares of the Company’s Common Stock. It is also likely that the Company would issue a controlling interest to the shareholders of the acquired company in which event the ownership interest of current shareholders would be substantially diluted. The board of directors, acting without shareholder approval, has authority to issue all or any part of the authorized but unissued stock of the Company. Thus, the board of directors could issue up to 14,000,000 additional shares of Common Stock without shareholder approval. (See “Item 1. Business: Business Plan.”)

The Company has had no history of operations and shareholders are unable to effectively evaluate the Company for investment purposes because it has not begun operations and it has not selected or established a business model.

The Company was incorporated under the laws of the state of Nevada in 1990, and has had no operations or significant revenues from operations. The Company faces all of the risks inherent in any new business, together with those risks specifically inherent in the search for and acquisition of business opportunities.

There is a limited market for the Company’s common stock and there can be no assurance that even the limited market will continue in the future.

The market for the Company’s common stock must be characterized as a limited market due to the absence of any significant trading volume and the small number of brokerage firms acting as market makers. No assurance can be given that the Company’s common stock will continue to be quoted on the OTC Bulletin Board, the Pink Sheets or any other trading medium. (See “Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”)

The sole officer and director and a principal stockholder of the Company own approximately 41% of the Company’s common stock and may effectively be able to determine the policies and practices of the Company.

The sole officer and director of the Company and one of its principal stockholders own approximately 41% of the outstanding shares of the Company’s common stock. As a result, they may effectively be able to control the management and policies of the Company.

Our stock is subject to special sales practice requirements that could have an adverse impact on any trading market that may develop for our stock.

Our stock is subject to special sales practice requirements applicable to “penny stocks” which are imposed on broker-dealers who sell low-priced securities of this type. These rules may be anticipated to affect the ability of broker-dealers to sell our stock, which may in turn be anticipated to have an adverse impact on the market price for our stock if and when a trading market should develop. (See “Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”)

Item 2. Properties.

The Company does not own any properties and conducts its limited operations from the home office of its president. Such office space is provided to the Company without charge. (See “Item 1. Description of Business: Facilities.”)

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings and, to the best of its knowledge, no litigation by or against the Company has been threatened.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to the vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is included on the OTC Bulletin Board under the symbol “BOTH.”

The following table sets forth the high and low bid quotations for the Company’s common stock on the OTC Bulletin Board for each calendar quarter of 2008, as provided by the OTC Bulletin Board.

	High Bid	Low Bid
2008
First Quarter	$ 0.55	$ 0.51
Second Quarter	0.55	0.55
Third Quarter	0.55	0.55
Fourth Quarter	0.55	0.31

On March 27, 2009, the inside quotations for the Company’s common stock on the OTC Bulletin Board were $0.10 bid and $3.00 asked. The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions. Despite the publication of quotations, there is currently no active trading market for the Company’s stock, and there can be no assurance that an active or liquid trading market for the Company’s stock will develop in the future.

At March 27, 2009, there were approximately 386 holders of record of the Company’s common stock, as reported by the Company’s transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder.

No dividends have ever been paid on the Company’s securities, and the Company has no current plans to pay dividends in the foreseeable future. However, in its search for business opportunities the Company has had discussions with potential acquirors that would involve the sale of a controlling interest in the Company in exchange for a cash payment and the subsequent declaration of a cash dividend by the Company. The Company has not entered into any such transaction or arrangement at this time and there can be no assurance that it will do so in the future.

Special Sales Practice Requirements with Regard to “Penny Stocks”

To protect investors from patterns of fraud and abuse that have occurred in the market for low priced securities commonly referred to as “penny stocks,” the SEC has adopted regulations that generally define a “penny stock” to be any equity security having a market price (as defined) less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions. Since the price of our stock is well below $5.00 per share, our stock is subject to the “penny stock” regulations. As a result, broker-dealers selling our common stock are subject to additional sales practices when they sell our stock to persons other than established clients and “accredited investors.” For transactions covered by these rules, before the transaction is executed, the broker-dealer must make a special customer suitability determination, receive the purchaser’s written consent to the transaction and deliver a risk disclosure document relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative taking the order, current quotations for the securities and, if applicable, the fact that the broker-dealer is the sole market maker and the broker-dealer’s presumed control over the market. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Such “penny stock” rules may restrict trading in our common stock and may deter broker-dealers from effecting transactions in our common stock.

Equity Compensation Plans

The Company does not have in effect any compensation plans under which equity securities of the Company are authorized for issuance and the Company does not have any outstanding stock options.

Transfer Agent

Colonial Stock Transfer Co., Inc., 66 Exchange Place, Suite 100, Salt Lake City, Utah 84111, telephone (801) 355-5740, serves as the transfer agent and registrar for our common stock.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during our 2008 fiscal year.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2008 fiscal year.

Item 6. Selected Financial Data

Because the Company is a Smaller Reporting Company, it is not required to respond to this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our financial statements, which are included elsewhere in this report. The following information contains forward-looking statements. (See “Forward Looking Statements” and “Risk Factors.”)

The 2008 Fiscal Year Compared to the 2007 Fiscal Year

The Company did not conduct any operations during its fiscal years ended December 31, 2008 or 2007, respectively, and has no assets other than cash. At December 31, 2008, the Company had cash in the amount of $1,818 as compared to cash at December 31, 2007 in the amount of $12,527. The decrease in cash from 2007 to 2008 is the result of the payment of operating expenses during 2007. At December 31, 2008, the Company had liabilities in the form of accounts payable in the amount of $2,820, as compared to liabilities in the form of accounts payable in the amount of $1,706 at December 31, 2007. As a result, the Company had a working capital deficit of $1,002 at December 31, 2008 as compared to a working capital surplus of $10,821at December 31, 2007.

The Company did not generate revenues during its 2008 or 2007 fiscal years. The Company incurred general and administrative expenses of $11,823 during the year ended December 31, 2008 and $11,021 during the year ended December 31, 2007. Such expenses consist primarily of legal and accounting fees as well as taxes and annual fees required to maintain the Company’s status as a corporation in good standing.

Since the Company does not generate any revenues from operations, it is dependent on sales of securities, loans or contributions from its shareholders in order to pay its operating costs. During the year ended December 31, 2007, a shareholder of the Company contributed $15,000 to the Company, which was sufficient to pay a substantial portion of the Company’s costs of operation through December 31, 2008. However, as of December 31, 2008, the Company’s current liabilities exceeded its current assets by $1,002 and the Company will be required to obtain additional contributions to capital, loans or proceeds from sales of its common stock in order to continue its operations during the 2009 fiscal year. In the event the Company locates a suitable candidate for potential acquisition, the Company will also require additional funds to pay the costs of negotiating and completing the acquisition of such candidate. The Company has not entered into any agreement or arrangement for the provision of such funding and no assurances can be given that such funding will be available to the Company on terms acceptable to it or at all.

The Company cannot presently foresee the cash requirements of any business opportunity which may ultimately be acquired by the Company. However, since it is likely that any business it acquires will be involved in active business operations, the Company anticipates that an acquisition will result in increased cash requirements as well as increases in the number of employees of the Company.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

Due to the lack of current operations and limited business activities, the Company does not have any accounting policies that it believes are critical to facilitate an investor’s understanding of the Company’s financial and operating status.

Recent Accounting Pronouncements

The Company has not adopted any new accounting policies that would have a material impact on the Company’s financial condition, changes in financial conditions or results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Because the Company is a Smaller Reporting Company, it is not required to respond to this Item.

Item 8. Financial Statements

The following financial statements are being filed with this report and are located immediately following the signature page.

Financial Statements, December 31, 2008

Independent Auditors’ Report

Balance Sheets, December 31, 2008 and 2007

Statements of Operations, for the years ended December 31, 2008 and 2007 and from inception on July 26, 1990 through December 31, 2008

Statement of Stockholders’ Equity (Deficit), from inception on July 26, 1990 through December 31, 2008

Statements of Cash Flows, for the years ended December 31, 2008 and 2007 and from inception on July 26, 1990 through December 31, 2008

Notes to Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of December 31, 2008, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of December 31, 2008 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this evaluation, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, with the participation of our Chief Executive Officer/Chief Financial Officer concluded that as of December 31, 2008, the Company’s internal control over financial reporting was effective.

In conducting its evaluation, our Chief Executive Officer/Chief Financial Officer identified a weakness in the Company’s internal control, which arises from the fact that the Company’s principal executive and principal financial officers are the same person, and that such person is also the sole member of the Company’s board of directors, which does not allow for segregation of duties or provide oversight by a board of directors with members other than the sole officer of the Company. The Chief Executive Officer/Chief Financial Officer believes the weakness is mitigated by the Company’s status as a shell company with no significant assets or liabilities, no business operations, a limited number of transactions each year, and the preparation of quarterly financial statements by an independent accounting firm. As such, our Chief Executive Officer/Chief Financial Officer does not believe the weakness has a material effect on the accuracy and completeness of our financial reporting and disclosure as included in this report or that the weakness constitutes a material weakness such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or deterred on a timely basis.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names, ages, and titles of each of the executive officers and directors of the Company.

Name	Age	Title*

Mark Cowan	40	President, Chief Executive Officer, Chief Financial
		Officer, Secretary, Treasurer and Director

_________________________

*The term of office of each director is one year and until his or her successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors. Mr. Cowan has served in the offices indicated above since 1998.

Certain biographical information of the Company’s sole officer and director is set forth below.

Mark Cowan. Mr. Cowan became an officer and director of the Company in May 1998. Since that time he has been the Company’s sole officer and director. Mr. Cowan works for the Company on a part time basis. Since September 1998, Mr. Cowan has been principally employed as a mortgage broker for a company that he owns. From 1996 through early 1999 Mr. Cowan worked as a loan officer for a mortgage company. From 1994 to 1996 Mr. Cowan sold real estate for a residential real estate development company. Mr. Cowan holds a B.S. in physiology from Brigham Young University and has done graduate work in molecular genetics at Weber State University.

Board of Director Meetings and Committees

The Board of Directors held no meetings during 2008 and any actions taken were taken by unanimous written consent in lieu of a meeting.

Our board of directors consists of one person; Mark Cowan. As a result, none of our directors are “independent” within the meaning of Rule 4200(a)(15) of the NASDAQ Marketplace because Mr. Cowan is an officer of the Company.

Our board of directors has not appointed any standing committees, there is no separately designated audit committee and the entire board of directors acts as our audit committee. The board of directors does not have an independent “financial expert” because it does not believe the scope of the Company’s activities to date has justified the expenses involved in obtaining such a financial expert. In addition, our securities are not listed on a national exchange and we are not subject to the special corporate governance requirements of any such exchange.

The Company does not have a compensation committee and does not pay any compensation to its executive officer and director.

The Company does not have a standing nominating committee and the Company’s Board of Directors performs the functions that would customarily be performed by a nominating committee. The Board of Directors does not believe a separate nominating committee is required at this time due to the Company’s lack of business operations and the limited resources of the Company which do not permit it to compensate its directors. The Board of Directors has not established policies with regard to the consideration of director candidates recommended by security holders or the minimum qualifications of such candidates.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. As a result, no reports are required to be filed pursuant to Section 16(a) of the Exchange Act by the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities.

Code of Ethics

The Company has not adopted a Code of Ethics that applies to its executive officers, including its principal executive, financial and accounting officers. The Company does not believe the adoption of a code of ethics at this time would provide any meaningful additional protection to the Company because the Company has no employees, has only one officer, who is also the sole director, and the Company does not conduct any active business operations.

Item 11. Executive Compensation

The Company’s sole officer does not receive any compensation from the Company for serving as an officer. The Company has not paid any compensation to any officer during the past three years nor has the Company granted any stock options or restricted stock to its officers during the past three years.

The Company has no retirement, pension, profit sharing, or insurance or medical reimbursement plans covering its officers or directors, and is not contemplating implementing any of these plans at this time.

No advances have been made or contemplated by the Company to any of its officers or directors.

The Company’s directors do not receive any compensation for serving as directors of the Company and no compensation was paid to the Company’s directors during the 2008, 2007 or 2006 fiscal years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 27, 2009, the number of shares of the Company’s common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s common stock, and by each of the Company’s officers and directors, and by all officers and directors as a group. On such date there were 11,000,000 shares of the Company’s common stock issued and outstanding.

	Number of
Name	Shares Owned(1)	Percent of Class

Principal Shareholders
Angela Torp(2)	600,000	5.5%
Windsor Development(3)	2,000,000	18.0%

Officers and Directors
Mark Cowan	2,500,000	22.7%
All Officers and Directors	2,500,000	22.7%
as a Group (1 person)

________________________________

(1) Unless otherwise indicated, all shares are held beneficially and of record by the person indicated.

(2) The address of Angela Torp is 7070 D Breakneck Circle, T. Stewart, Georgia 31315.

(3) The address of Windsor Development is 2522 Alice Drive, West Jordan, Utah 84084.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company utilizes office space at the home office of its president at no charge to the Company.

During the year ended December 31, 2007, a shareholder of the Company contributed $15,000 to the Company’s capital to permit the Company to pay its operating expenses.

Item 14. Principal Accountant Fees and Services

Pritchett, Siler & Hardy, P.C. served as the Company’s independent accountants for the fiscal years ended December 31, 2008 and 2007.

During the fiscal years ended December 31, 2008 and 2007, fees for services provided by Pritchett, Siler & Hardy, P.C. were as follows:

	Year Ended December 31,
	2008	2007
Audit Fees	$8,431	$7,368
Audit-Related Fees	0	0
Tax Fees	300	300
All Other Fees	0	0
Total	$8,731	$7,668

“Audit Fees” consisted of fees billed for services rendered for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q, and other services normally provided in connection with statutory and regulatory filings. “Audit-Related Fees” consisted of fees billed for due diligence procedures in connection with acquisitions and divestitures and consultation regarding financial accounting and reporting matters. “Tax Fees” consisted of fees billed for tax payment planning and tax preparation services. “All Other Fees” consisted of fees billed for services in connection with legal matters and technical accounting research.

The Company’s Board of Directors functions as its audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

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

* Incorporated by reference to Exhibits 3(i) and 3(ii) of the Company’ 2003 Form 10-KSB report, filed March 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bioethics, Ltd.
(Registrant)

Date: April 14, 2009	By /s/ Mark J. Cowan
Mark J. Cowan
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Bioethics, Ltd.
(Registrant)

Date: April 14, 2009	By /s/ Mark J. Cowan
Mark J. Cowan
President, Chief Executive Officer, Chief Financial
Officer and Director
(Principal Executive and Financial Officer)

BIOETHICS, LTD.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2008

BIOETHICS, LTD.
[A Development Stage Company]

CONTENTS

PAGE

—	Report of Independent Registered Public Accounting Firm	F-3

—	Balance Sheets, December 31, 2008 and 2007	F-4

—	Statements of Operations, for the years ended
December 31, 2008 and 2007 and from inception on
	July 26, 1990 through December 31, 2008	F-5

—	Statement of Stockholders' Equity (Deficit), from inception on
	July 26, 1990 through December 31, 2008	F-6 - F-7

—	Statements of Cash Flows, for the years ended
December 31, 2008 and 2007 and from inception on
	July 26, 1990 through December 31, 2008	F-8

—	Notes to Financial Statements	F-9 - F-12

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

660 South 200 East, Suite 300

SALT LAKE CITY, UTAH 84111

(801) 328-2727 – FAX (801) 328-1123

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Bioethics, Ltd.

South Weber, Utah

We have audited the accompanying balance sheets of Bioethics, Ltd. [a development stage company] as of December 31, 2008 and 2007 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from inception on July 26, 1990 through December 31, 2008. Bioethics, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioethics, Ltd. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from inception on July 26, 1990 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Bioethics, Ltd. will continue as a going concern. As discussed in Note 6 to the financial statements, Bioethics, Ltd. has incurred losses since its inception and has not yet established profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

April 14,	2009

BIOETHICS, LTD.
[A Development Stage Company]

BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2008	2007
CURRENT ASSETS:
Cash	$1,818	$12,527
Total Current Assets	1,818	12,527
	$1,818	$12,527

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$2,820	$1,706
Total Current Liabilities	2,820	1,706

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value,
25,000,000 shares authorized,
11,000,000 shares issued and
outstanding	11,000	11,000
Capital in excess of par value	75,000	75,000
Deficit accumulated during the
development stage	(87,002)	(75,179)
Total Stockholders' Equity (Deficit)	(1,002)	10,821
	$1,818	$12,527

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.
[A Development Stage Company]

STATEMENTS OF OPERATIONS

			From Inception
			on July 26,
	For the Year Ended		1990 Through
	December 31,		December 31,
	2008	2007	2008

REVENUE:	$-	$-	$-

EXPENSES:
General and administrative	11,823	11,021	87,002

LOSS BEFORE INCOME TAXES	11,823	11,021	87,002

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$11,823	$11,021	$87,002

LOSS PER COMMON SHARE	$(.00)	$(.00)

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.
[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON JULY 26, 1990

THROUGH DECEMBER 31, 2008

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage

BALANCE, July 26, 1990	-	$-	$-	$-

Issuance of 1,000,000 shares of common stock
for cash at $.001 per share, July 1990	1,000,000	1,000	-	-

Net Loss for the period ended December 31, 1990	-	-	-	(1,000)

BALANCE, December 31, 1990	1,000,000	1,000	-	(1,000)

Net Loss for the period ended December 31, 1991	-	-	-	(1,000)

BALANCE, December 31, 1991	1,000,000	1,000	-	(1,000)

Net Loss for the period ended December 31, 1992	-	-	-	(1,000)

BALANCE, December 31, 1992	1,000,000	1,000	-	(1,000)

Net Loss for the period ended December 31, 1993	-	-	-	(1,000)

BALANCE, December 31, 1993	1,000,000	1,000	-	(1,000)

Net Loss for the period ended December 31, 1994	-	-	-	(1,000)

BALANCE, December 31, 1994	1,000,000	1,000	-	(1,000)

Net Loss for the period ended December 31, 1995	-	-	-	(1,000)

BALANCE, December 31, 1995	1,000,000	1,000	-	(1,000)

Net Loss for the period ended December 31, 1996	-	-	-	(1,000)

BALANCE, December 31, 1996	1,000,000	1,000	-	(1,000)

Net Loss for the period ended December 31, 1997	-	-	-	(1,000)

BALANCE, December 31, 1997	1,000,000	1,000	-	(1,000)

Issuance of 10,000,000 shares of common stock
for cash at $.004 per share, May 1998	10,000,000	10,000	30,000	-

Net loss for the year ended December 31, 1998	-	-	-	(5,335)

BALANCE, December 31, 1998	11,000,000	11,000	30,000	(6,335)

Net loss for the year ended December 31, 1999	-	-	-	(5,531)

[Continued]

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.
[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON JULY 26, 1990

THROUGH DECEMBER 31, 2008

[Continued]

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage

BALANCE, December 31, 1999	11,000,000	$11,000	$30,000	$(11,866)

Net Loss for the period ended December 31, 2000	-	-	-	(6,266)

BALANCE, December 31, 2000	11,000,000	11,000	30,000	(18,132)

Net Loss for the period ended December 31, 2001	-	-	-	(6,758)

BALANCE, December 31, 2001	11,000,000	11,000	30,000	(24,890)

Net Loss for the period ended December 31, 2002	-	-	-	(5,081)

BALANCE, December 31, 2002	11,000,000	11,000	30,000	(29,971)

Net Loss for the period ended December 31, 2003	-	-	-	(5,893)

BALANCE, December 31, 2003	11,000,000	11,000	30,000	(35,864)

Net Loss for the period ended December 31, 2004	-	-	-	(5,858)

BALANCE, December 31, 2004	11,000,000	11,000	30,000	(41,722)

Capital contribution by shareholder	-	-	20,000	-

Net Loss for the period ended December 31, 2005	-	-	-	(6,795)

BALANCE, December 31, 2005	11,000,000	11,000	50,000	(48,517)

Capital contribution by shareholder	-	-	10,000	-

Net Loss for the period ended December 31, 2006	-	-	-	(15,641)

BALANCE, December 31, 2006	11,000,000	11,000	60,000	(64,158)

Capital contribution by shareholder	-	-	15,000	-

Net Loss for the period ended December 31, 2007	-	-	-	(11,021)

BALANCE, December 31, 2007	11,000,000	11,000	75,000	(75,179)

Net Loss for the period ended December 31, 2008	-	-	-	(11,823)

BALANCE, December 31, 2008	11,000,000	$11,000	$75,000	$(87,002)

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.
[A Development Stage Company]

STATEMENTS OF CASH FLOWS

			From Inception
			on July 26,
	For the Year Ended		1990 Through
	December 31,		December 31,
	2008	2007	2008
Cash Flows from Operating activities:
Net loss	$(11,823)	$(11,021)	$(87,002)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	1,114	1,706	2,820

Net Cash (Used) by Operating Activities	(10,709)	(9,315)	(84,182)

Cash Flows from Investing Activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Capital contributions	-	15,000	45,000
Proceeds from common stock issuance	-	-	41,000

Net Cash Provided by Financing Activities	-	15,000	86,000

Net Increase (Decrease) in Cash	(10,709)	5,685	1,818

Cash at Beginning of Period	12,527	6,842	-

Cash at End of Period	$1,818	$12,527	$1,818

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of Non-cas Investing and Financing Activities:
For the year ended December 31, 2008:
None

For the year ended December 31, 2007:
None

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Bioethics, Ltd. (“the Company”) was organized under the laws of the State of Nevada on July 26, 1990. The Company has not commenced planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company was organized to provide a vehicle for participating in potentially profitable business ventures which may become available through the personal contacts of, and at the complete discretion of, the Company’s officers and directors. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” [See Note 6].

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2008 and 2007 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2008 and 2007, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2008, and 2007.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [See Note 7].

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

BIOETHICS, LTD.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (as amended), SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, SFAS No. 162, “The Hierarchy of GAAP Sources for Non-governmental entities”, and SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” were recently issued. SFAS No. 157, 159, 160, 161, 162 and 163 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2008, the Company has available unused operating loss carryforwards of approximately $85,800, which may be applied against future taxable income and which expire in various years through 2028. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $29,200 and $25,100 as of December 31, 2008 and 2007, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $4,100 during the year ended December 31, 2008.

BIOETHICS, LTD.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - For the years ended December 2008 and 2007, the Company did not pay any compensation to its officers and directors.

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

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the
	Years Ended
	December 31,
	2008	2007
Loss from continuing operations
applicable to common
stockholders (numerator)	$(11,823)	$(11,021)

Weighted average number of
common shares outstanding
used in loss per share during
the period (denominator)	11,000,000	11,000,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.