Form 10-Q
period 2009-03-31
BIOETHICS LTD
filed 2009-05-15
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2009

[	] TRANSITION REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(801) 476-8110
(Issuer’s telephone number, including area code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). The registrant has not yet been phased into the Interactive Data reporting system.

Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐	No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 13, 2009, the issuer had outstanding 11,000,000 shares of common stock, par value $0.001.

FORWARD LOOKING STATEMENTS

When used in this Form 10-Q, in our filings with the Securities and Exchange Commission (“SEC”), in our press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect the Company’s views with respect to future events based upon information available to it at this time. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements. These uncertainties and other factors include, but are not limited to the risk factors described herein under the caption “Risk Factors.” The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bioethics, Ltd. (the “Company” or the “Issuer”), files herewith its unaudited condensed balance sheets as of March 31, 2009 and December 31, 2008, the related unaudited condensed statements of operations for the three months ended March 31, 2009 and 2008 and from inception on July 26, 1990 through March 31, 2009, and the related unaudited condensed statements of cash flows for the three months ended March 31, 2009 and 2008 and from inception on July 26, 1990 through March 31, 2009. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and the notes thereto included in its annual report on Form 10-K for the year ended December 31, 2008. Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

BIOETHICS, LTD.
[A Development Stage Company]

CONTENTS
		PAGE

—	Unaudited Condensed Balance Sheets,	5
	March 31, 2009 and December 31, 2008

—	Unaudited Condensed Statements of Operations,	6
	for the three months ended March 31, 2009 and
	2008 and from inception on July 26, 1990
	through March 31, 2009

—	Unaudited Condensed Statements of Cash Flows,	7
	for the three months ended March 31, 2009 and
	2008 and from inception on July 26, 1990
	through March 31, 2009

—	Notes to Unaudited Condensed Financial Statements	8 - 9

BIOETHICS, LTD.
[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2009	2008

CURRENT ASSETS:
Cash	$597	$1,818
Total Current Assets	597	1,818

	$597	$1,818

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$10,286	$2,820

Total Current Liabilities	10,286	2,820

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 25,000,000 shares
authorized, 11,000,000 shares issued and outstanding	11,000	11,000
Capital in excess of par value	75,000	75,000
Deficit accumulated during the Development stage	(95,689)	(87,002)

Total Stockholders' Equity (Deficit)	(9,689)	(1,002)

	$597	$1,818

Note: The balance sheet at December 31, 2008 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three		From Inception
	Months Ended		on July 26,
	March 31,		1990 Through
	2009	2008	March 31, 2009
REVENUE	$-	$-	$-

EXPENSES:
General and administrative	8,687	3,818	95,689

LOSS BEFORE INCOME TAXES	(8,687)	(3,818)	(95,689)

CURRENT TAX EXPENSE	-	-	-
DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(8,687)	$(3,818)	$(95,689)

LOSS PER COMMON SHARE	$(.00)	$(.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From Inception
			on July 26,
	For the Three Months Ended		1990 Through
	March 31,		March 31,
	2009	2008	2009
Cash Flows from Operating Activities:
Net loss	$(8,687)	$(3,818)	$(95,689)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	7,466	1,582	10,286
Net Cash (Used) by Operating Activities	(1,221)	(2,236)	(85,403)

Cash Flows from Investing Activities:	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from common stock issuance	-	-	45,000
Capital contribution	-	-	41,000

Net Cash Provided by Financing Activities	-	-	86,000

Net Increase (Decrease) in Cash	(1,221)	(2,236)	597

Cash at Beginning of Period	1,818	12,527	-

Cash at End of Period	$597	$10,291	$597

Supplemental Disclosures of Cash Flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of Non-cash Investing and Financing Activities:
For the three months ended March 31, 2009:
None

For the three months ended March 31, 2008:
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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and 2008 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the three months ended March 31, 2009 and 2008, the Company did not pay any compensation to its officers and directors.

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

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the Three Months Ended
	March 31,
	2009	2008

Loss from continuing operations applicable to common
stockholders (numerator)	$(8,687)	$(3,818)

Weighted average number of common shares outstanding
used in loss per share during the period (denominator)	11,000,000	11,000,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our financial statements, which are included elsewhere in this report. The following information contains forward-looking statements. (See “Forward Looking Statements” and “Risk Factors.”)

General

The Company is a shell company that conducts no active business operations and is seeking business opportunities for acquisition or participation by the Company.

The Fiscal Quarter ended March 31, 2009 Compared to the Fiscal Quarter ended March 31, 2008

The Company did not conduct any operations during its fiscal quarters ended March 31, 2009 or 2008, respectively, and had no assets other than cash. At March 31, 2009, the Company had cash in the amount of $597 as compared to cash at December 31, 2008 in the amount of $1,818. The decrease in cash is the result of the payment of a portion of the Company’s accounts payable. At March 31, 2009, the Company had liabilities in the form of accounts payable in the amount of $10,286, as compared to liabilities in the form of accounts payable in the amount of $2,820 at December 31, 2008. The increase in accounts payable is primarily the result of legal and accounting expenses incurred by the Company during the first quarter of 2009 in connection with its SEC reports. The Company had a working capital deficit of $9,689 at March 31, 2009 as compared to a working capital deficit of $1,002 at December 31, 2008.

The Company did not generate revenues during the first fiscal quarter of 2009 or 2008. The Company incurred general and administrative expenses of $8,687 during the quarter ended March 31, 2009 and $3,818 during the quarter ended March 31, 2008. Such expenses consist primarily of legal and accounting fees.

Since the Company does not generate any revenues from operations, it is dependent on sales of securities, loans or contributions from its shareholders in order to pay its operating costs. During the year ended December 31, 2007, a shareholder of the Company contributed $15,000 to the Company, which was sufficient to pay a substantial portion of the Company’s costs of operation through December 31, 2008. However, as of March 31, 2009, the Company’s current liabilities exceeded its current assets by $9,689 and the Company will be required to obtain additional contributions to capital, loans or proceeds from sales of its common stock in order to continue its operations during the 2009 fiscal year. In the event the Company locates a suitable candidate for potential acquisition, the Company will also require additional funds to pay the costs of negotiating and completing the acquisition of such candidate. The Company has not entered into any agreement or arrangement for the provision of such funding and no assurances can be given that such funding will be available to the Company on terms acceptable to it or at all.

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

Recent Accounting Pronouncements

The Company has not adopted any new accounting policies that would have a material impact on the Company’s financial condition, changes in financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable. The Company is a “smaller reporting company.”

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of March 31, 2009, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of March 31, 2009 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, using the COSO framework, our management, with the participation of our Chief Executive Officer/Chief Financial Officer identified a weakness in the Company’s internal control, which arises from the fact that the Company’s principal executive and principal financial officers are the same person, which does not allow for segregation of duties. Our management believes the materiality of this weakness is mitigated by the Company’s status as a shell company with no significant assets or liabilities, no business operations and a limited number of transactions each year, and that the weakness does not have a material effect on the accuracy and completeness of our financial reporting and disclosure as included in this report.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

Item 1A. Risk Factors.

See the risk factors described in Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

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

Bioethics, Ltd.

Date: May 13, 2009	By /s/ Mark J. Cowan
Mark J. Cowan
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)