Form 10-Q
period 2009-06-30
BIOETHICS LTD
filed 2009-08-12
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 11, 2009, the issuer had outstanding 11,000,000 shares of common stock, par value $0.001.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bioethics, Ltd. (the “Company” or the “Issuer”), files herewith its unaudited condensed balance sheets as of June 30, 2009 and December 31, 2008, the related unaudited condensed statements of operations for the three and six months ended June 30, 2009 and 2008 and from inception on July 26, 1990 through June 30, 2009, and the related unaudited condensed statements of cash flows for the six months ended June 30, 2009 and 2008 and from inception on July 26, 1990 through June 30, 2009. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and the notes thereto included in its annual report on Form 10-K for the year ended December 31, 2008. Operating results for the quarter ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

BIOETHICS, LTD.
[A Development Stage Company]

CONTENTS
		PAGE

—	Unaudited Condensed Balance Sheets,	5
	June 30, 2009 and December 31, 2008

—	Unaudited Condensed Statements of Operations,	6
	for the three and six months ended June 30, 2009 and
	2008 and from inception on July 26, 1990
	through June 30, 2009

—	Unaudited Condensed Statements of Cash Flows,	7
	for the six months ended June 30, 2009 and
	2008 and from inception on July 26, 1990
	through June 30, 2009

—	Notes to Unaudited Condensed Financial Statements	8 - 9

BIOETHICS, LTD.
[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2009	2008

CURRENT ASSETS:
Cash	$1	$1,818
Total Current Assets	1	1,818
	$1	$1,818

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$4,786	$2,820
Total Current Liabilities	4,786	2,820

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value,
25,000,000 shares authorized,
11,000,000 shares issued and
outstanding	11,000	11,000
Capital in excess of par value	84,000	75,000
Deficit accumulated during the
development stage	(99,785)	(87,002)
Total Stockholders' Equity (Deficit)	(4,785)	(1,002)
	$1	$1,818

Note: The balance sheet at December 31, 2008 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

5

BIOETHICS, LTD.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three		For the Six		From Inception
	Months Ended		Months Ended		on July 26,
	June 30,		June 30,		1990 through
	2009	2008	2009	2008	June 30, 2009
REVENUE	$-	$-	$-	$-	$-

EXPENSES:
General and administrative	4,096	2,605	12,783	6,423	99,785

LOSS BEFORE INCOME TAXES	(4,096)	(2,605)	(12,783)	(6,423)	(99,785)

CURRENT TAX EXPENSE	-	-	-	-	-
DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(4,096)	$(2,605)	$(12,783)	$(6,423)	$(99,785)

LOSS PER COMMON SHARE	$(.00)	$(.00)	(.00)	(.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

6

BIOETHICS, LTD.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From Inception
			on July 26,
	For the Six Months Ended		1990 Through
	June 30,		June 30,
	2009	2008	2009
Cash Flows from Operating Activities:
Net loss	$(12,783)	$(6,423)	$(99,785)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	1,966	(1,193)	4,786
Net Cash (Used) by Operating Activities	(10,817)	(7,616)	(94,999)

Cash Flows from Investing Activities:	-	-	-
Net Cash Provided by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from common stock issuance	-	-	45,000
Capital contribution	9,000	-	50,000
Net Cash Provided by Financing Activities	9,000	-	95,000

Net Increase (Decrease) in Cash	(1,817)	(7,616)	1

Cash at Beginning of Period	1,818	12,527	-

Cash at End of Period	$1	$4,911	$1

Supplemental Disclosures of Cash Flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of Non-cash Investing and Financing Activities:
For the six months ended June 30, 2009:
None

For the six months ended June 30, 2008:
None

The accompanying notes are an integral part of these unaudited condensed financial statements.

7

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and 2008 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

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

Capital Contribution - During the three months ended June 30, 2009, a shareholder of the Company contributed $9,000 to the Company.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the six months ended June 30, 2009 and 2008, the Company did not pay any compensation to its officers and directors.

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

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Loss from continuing operations applicable to common stockholders (numerator)	$(4,096)	$(2,605)	$(12,783)	$(6,423)

Weighted average number of common shares outstanding used in loss per share calculation during the period (denominator)	11,000,000	11,000,000	11,000,000	11,000,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through August 11, 2009.

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2008 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations. The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern. At June 30, 2009, the Companyhad a working capital deficit of $4,785 and a stockholders’ deficit of $4,785. The Company incurred net losses of $4,096 for the three months ended June 30, 2009 and $12,783 for the six months ended June 30, 2009. The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The Fiscal Quarter ended June 30, 2009 Compared to the Fiscal Quarter ended June 30, 2008

The Company did not conduct any operations during its fiscal quarters ended June 30, 2009 or 2008, respectively, and had no assets other than cash. At June 30, 2009, the Company had cash in the amount of $1 as compared to cash at December 31, 2008 in the amount of $1,818. The decrease in cash is the result of the payment of a portion of the Company’s accounts payable and expenses, which more than offset the $9,000 capital contribution made by a stockholder during the three months ended June 30, 2009. At June 30, 2009, the Company had liabilities in the form of accounts payable in the amount of $4,786, as compared to liabilities in the form of accounts payable in the amount of $2,820 at December 31, 2008. The increase in accounts payable is primarily the result of legal and accounting expenses incurred by the Company during the first and second quarters of 2009 in connection with its SEC reports, offset by a $9,000 contribution to capital by a stockholder that was used to pay down accounts payable. The Company had a working capital deficit of $4,785 at June 30, 2009 as compared to a working capital deficit of $1,002 at December 31, 2008.

The Company did not generate revenues during the second fiscal quarter of 2009 or 2008. The Company incurred general and administrative expenses of $4,096 during the quarter ended June 30, 2009 and $2,605 during the quarter ended June 30, 2008. The Company incurred general and administrative expenses of $12,783 during the six months ended June 30, 2009 as compared to $6,423 during the six months ended June 30, 2008. The increase in such expenses is primarily the result of increased legal and accounting expenses incurred by the Company during the first and second quarters of 2009 in connection with a review of the Company’s 2007 report on Form 10-K by the SEC.

Since the Company does not generate any revenues from operations, it is dependent on sales of securities, loans or contributions from its stockholders in order to pay its operating costs. During the year ended December 31, 2007, a stockholder of the Company contributed $15,000 to the Company and during the three months ended June 30, 2009 a stockholder contributed $9,000 to the Company, which contributions were sufficient to pay a substantial portion of the Company’s costs of operation through March 31, 2009. However, as of June 30, 2009, the Company’s current liabilities exceeded its current assets by $4,785 and the Company will be required to obtain additional contributions to capital, loans or proceeds from sales of its common stock in order to continue its operations during the remainder of the 2009 fiscal year. In the event the Company locates a suitable candidate for potential acquisition, the Company will also require additional funds to pay the costs of negotiating and completing the acquisition of such candidate. The Company has not entered into any agreement or arrangement for the provision of such funding and no assurances can be given that such funding will be available to the Company on terms acceptable to it or at all.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable. The Company is a “smaller reporting company.”

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of June 30, 2009, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of June 30, 2009 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Bioethics, Ltd.

Date: August 11, 2009	By /s/ Mark J. Cowan
Mark J. Cowan
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)