Form 10-Q
period 2009-09-30
BIOETHICS LTD
filed 2009-11-05
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[	] TRANSITION REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________

Commission File Number 33-55254-41

BIOETHICS, LTD.
(Exact name of registrant as specified in charter)

NEVADA	87-0485312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1137 N. 120 W., American Fork, Utah	84003
(Address of principal executive offices)	(Zip Code)

(801) 681-4210
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

As of November 4, 2009, the issuer had outstanding 11,000,000 shares of common stock, par value $0.001.

BIOETHICS, LTD.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

INDEX

PART I Financial Information

Item 1.	Financial Statements (Unaudited)
Unaudited Condensed Balance Sheets	3
Unaudited Condensed Statements of Operations	4
Unaudited Condensed Statements of Cash Flows	5
Notes to Unaudited Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	9

Item 4T. Controls and Procedures	9

PART II Other Information

Item 1. Legal Proceedings	10

Item 1A. Risk Factors	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits	11

SIGNATURE	11

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIOETHICS, LTD.
[A Development Stage Company]
UNAUDITED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
CURRENT ASSETS
Cash	$ 3,256	$ 1,818

Total Current Assets	3,256	1,818

	$ 3,256	$ 1,818

CURRENT LIABILITIES
Accounts payable	$ 3,729	$ 2,820

Total Current Liabilities	3,729	2,820

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock; $.001 par value, 25,000,000 shares authorized, 11,000,000 shares issued and outstanding	11,000	11,000
Capital in excess of par value	92,775	75,000
Deficit accumulated during the development stage	(104,248)	(87,002)

Total Stockholders’ Equity (Deficit)	(473)	(1,002)

	$ 3,256	$ 1,818

Note: The balance sheet at December 31, 2008 was taken from the audited financial statements at that date and condensed.
The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.
[A Development Stage Company]
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three		For the Nine		From Inception
	Months Ended		Months Ended		On July 26, 1990
	September 30,		September 30,		Through Sept. 30,
	2009	2008	2009	2008	2009

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES:
General and administrative	4,463	2,734	17,246	9,157	104,248

LOSS BEFORE INCOME TAXES	(4,463)	(2,734)	(17,246)	(9,157)	(104,248)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$ (4,463)	$ (2,734)	$ (17,246)	$ (9,157)	$ (104,248)

LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOETHICS, LTD.
[A Development Stage Company]
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From Inception
			on July 26
	For the Nine Months Ended		1990 Through
	September 30,		September 30,
	2009	2008	2009
Cash Flows from Operating Activities:
Net loss	$ (17,246)	$ (9,157)	$ (104,248)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	909	(1,531)	3,729

Net Cash (Used) by Operating Activities	(16,337)	(10,688)	(100,519)

Cash flows from Investing Activities:	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from common stock issuance	-	-	45,000
Capital contribution	17,775	-	58,775

Net Cash Provided by Financing Activities	17,775	-	103,775

Net Increase (Decrease) in Cash	1,438	(10,688)	3,256

Cash at Beginning of Period	1,818	12,527	-

Cash at End of Period	$ 3,256	$ 1,839	$ 3,256

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Supplemental schedule of Non-cash Investing and Financing Activities:
For the nine months ended September 30, 2009:
None

For the nine months ended September 30, 2008:
None

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Bioethics, Ltd. (“the Company”) was organized under the laws of the State of Nevada on July 26, 1990. The Company has not commenced planned principal operations and is considered a development stage company. The Company was organized to provide a vehicle for participating in potentially profitable business ventures which may become available through the personal contacts of, and at the complete discretion of, the Company’s officers and directors. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and 2008 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

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

Capital Contribution - During the nine months ended September 30, 2009, a shareholder of the Company contributed $17,775 to the Company.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the nine months ended September 30, 2009 and 2008, the Company did not pay any compensation to its officers and directors.

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

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Loss from continuing operations
applicable to common
stockholders (numerator)	$(4,463)	$(2,734)	$(17,246)	$(9,157)

Weighted average number of
common shares outstanding
used in loss per share calculation
during the period (denominator	11,000,000	11,000,000	11,000,000	11,000,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 3, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our financial statements, which are included elsewhere in this report. The following information contains forward-looking statements. (See “Forward Looking Statements” below and “Risk Factors.”)

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2008 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations. The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern. At September 30, 2009, the Companyhad a working capital deficit of $473 and a stockholders’ deficit of $473. The Company incurred net losses of $4,463 for the three months ended September 30, 2009 and $17,246 for the nine months ended September 30, 2009. The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The Fiscal Quarter ended September 30, 2009 Compared to the Fiscal Quarter ended September 30, 2008

The Company did not conduct any operations during its fiscal quarters ended September 30, 2009 or 2008, respectively, and had no assets other than cash. At September 30, 2009, the Company had cash in the amount of $3,256 as compared to cash at December 31, 2008 in the amount of $1,818. The increase in cash is the result of the $9,000 capital contribution made by a stockholder during the three months ended September 30, 2009. At September 30, 2009, the Company had liabilities in the form of accounts payable in the amount of $3,729, as compared to liabilities in the form of accounts payable in the amount of $2,820 at December 31, 2008. The decrease in accounts payable is primarily the result of legal and accounting expenses incurred by the Company during the first nine months of 2009 in connection with its SEC reports, offset by contributions to capital from a stockholder during the first nine months of 2009 in the aggregate amount of $17,775 that were used in part to pay down accounts payable. The Company had a working capital deficit of $473 at September 30, 2009 as compared to a working capital deficit of $1,002 at December 31, 2008.

The Company did not generate revenues during the third fiscal quarter of 2009 or 2008. The Company incurred general and administrative expenses of $4,463 during the quarter ended September 30, 2009 and $2,734 during the quarter ended September 30, 2008. The Company incurred general and administrative expenses of $17,246 during the nine months ended September 30, 2009 as compared to $9,157 during the nine months ended September 30, 2008. The increase in such expenses is primarily the result of increased legal and accounting expenses incurred by the Company during 2009 in connection with a review of the Company’s 2007 report on Form 10-K by the SEC.

Since the Company does not generate any revenues from operations, it is dependent on sales of securities, loans or contributions from its stockholders in order to pay its operating costs. During the year ended December 31, 2007, a stockholder of the Company contributed $15,000 to the Company and during the nine months ended September 30, 2009 a stockholder contributed $17,775 to the Company, which contributions were sufficient to pay a substantial portion of the Company’s costs of operation through September 30, 2009. However, as of September 30, 2009, the Company’s current liabilities exceeded its current assets by $473 and the Company will be required to obtain additional contributions to capital, loans or proceeds from sales of its common stock in order to continue its operations during the remainder of the 2009 fiscal year. In the event the Company locates a suitable candidate for potential acquisition, the Company will also require additional funds to pay the costs of negotiating and completing the acquisition of such candidate. The Company has not entered into any agreement or arrangement for the provision of such funding and no assurances can be given that such funding will be available to the Company on terms acceptable to it or at all.

The Company cannot presently foresee the cash requirements of any business opportunity which may ultimately be acquired by the Company. However, since it is likely that any business it acquires will be involved in active business operations, the Company anticipates that an acquisition will result in increased cash requirements as well as increases in the number of employees of the Company.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable. The Company is a “smaller reporting company.”

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of September 30, 2009, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of September 30, 2009 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Bioethics, Ltd.

Date: November 5, 2009	By /s/ Jed Beck
Jed Beck
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)