Form 10-K
period 2009-12-31
BIOETHICS LTD
filed 2010-03-29
CIK 894560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2009

[    ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

(505) 681-4210
(Issuer’s telephone number, including area code)

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

As of June 30, 2009, there was no established trading market for the registrant’s common stock and such common stock had no readily ascertainable fair market value.

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

As of March 25, 2009, there were 11,000,000 shares of the issuer’s common stock outstanding.

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

None.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements reflect the Company’s views with respect to future events based upon information available to it at this time.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements.  These uncertainties and other factors include, but are not limited to: the ability of the Company to locate a business opportunity for acquisition or participation by the Company; the terms of the Company’s acquisition of or participation in a business opportunity; the operating and financial performance of any business opportunity following its acquisition or participation by the Company and the risk factors described herein under the caption “Risk Factors.”  The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

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

In May 1998, the Company sold 10,000,000 shares of its common stock in a private offering for an aggregate purchase price of $40,000.  The shares sold represented approximately 91% of the issued and outstanding shares of the Company’s common stock and the transaction resulted in a change in control of the Company.  In connection with the private offering, the former officers and directors of the Company resigned from their respective positions and Mark J. Cowan was appointed as the sole officer and director of the Company.  Mr. Cowan purchased 2,500,000 shares of common stock in the private offering, which represented approximately 23% of the then issued and outstanding shares of the Company’s common stock.

In August 2009,  Jed Beck was appointed as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and the sole director of the Company to fill the vacancies created by the resignation of Mark Cowan, who resigned from such positions to pursue other interests.

Business Plan

The Company intends to continue to seek, investigate and, if warranted, acquire an interest in a business opportunity. Management has not established any firm criteria with respect to the type of business with which the Company desires to become involved and will consider participating in a business enterprise in a variety of different industries or areas with no limitation as to the geographical location of the enterprise.  The Company’s management will have unrestricted discretion in reviewing, analyzing, and ultimately selecting a business enterprise for acquisition or participation by the Company.  It is anticipated that any enterprise ultimately selected will be selected by management based on its analysis and evaluation of the business and financial condition of the enterprise, as well as its business plan, potential for growth, and other factors, none of which can be anticipated to be controlling.  If the Company is able to locate a suitable business enterprise, the decision to acquire or participate in the enterprise may be made by the Company’s board of directors without shareholder approval.  Approval may also be obtained pursuant to the consent of a majority of the Company’s shareholders and, since the principal shareholders of the Company own approximately 47% of the Company’s outstanding shares, they would be able to approve any transaction with the affirmative vote of a limited number of additional shares.  Further, it is anticipated that the acquisition of or participation in an enterprise may involve the issuance by the Company of a controlling interest in the Company which would dilute the respective equity interests of the Company’s shareholders and may also result in a reduction of the Company’s net tangible asset value per share.

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

Facilities

The Company’s offices are located at the residence of its sole officer and director at 1137 N. 120 W., American Fork, Utah 84003. Such space is provided to the Company without charge.

Employees

The Company has no employees and its business and affairs are handled by its sole officer and director who provides services to the Company on an as needed basis, without compensation.  Management of the Company may engage consultants, attorneys, and accountants on an as needed basis, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities.

Item 1A.  Risk Factors

Our financial statements contain a going concern qualification indicating that we do not have the necessary working capital for our planned activity which raises doubts about our ability to continue as a going concern.

The Company’s annual audited financial statements contain a going concern qualification indicating that the Company has incurred losses since inception, has no on-going operations and that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing except as described herein and there can be no assurance that the Company will be able to obtain the additional debt or equity capital required in order to continue its operations.

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

The Company has little or no capital for use in locating, investigating and acquiring a business opportunity, which will prevent the Company from acquiring a business opportunity that has capital requirements greater than the Company’s resources.

As of December 31, 2009, the Company had a working capital deficit of $5,167 and is dependent on loans or contributions from stockholders or sales of common stock to obtain the capital required to continue its operations.  However, even if additional funding is received, it is not anticipated that it will be in an amount that is adequate to permit the Company to undertake an elaborate or extensive search for business opportunities.  This limited capital will prevent the Company from participating in any business opportunity which requires immediate additional capital and may make it difficult or impossible for the Company to locate a business opportunity.

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

There is no established or active  market for the Company’s common stock.  The Company’s common stock is quoted on only a sporadic basis on the OTC Bulletin Board and no assurance can be given that the Company’s common stock will continue to be quoted on the OTC Bulletin Board, the Pink Sheets or any other trading medium.  (See “Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”)

The three principal shareholders of the Company own approximately 47% of the Company’s common stock and may effectively be able to determine the policies and practices of the Company.

The three principal shareholders of the Company own approximately 47% of the Company’s issued and outstanding shares of common stock.  As a result, they may effectively be able to control the management and policies of the Company.

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

Item 2. Properties.

The Company’s offices are located at the residence of its sole officer and director at 1137 N. 120 W., American Fork, Utah 84003. Such space is provided to the Company without charge.  The Company does not own or lease any other properties.

Item 3.  Legal Proceedings.

The Company is not a party to any material legal proceedings and, to the best of its knowledge, no such legal proceedings have been threatened against it.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is included on the OTC Bulletin Board under the symbol “BOTH.”  However, there is currently no established or active trading market for the Company’s stock, and there can be no assurance that an established or active market for the Company’s stock will develop in the future.

The following table sets forth the high and low bid quotations for the Company’s common stock on the OTC Bulletin Board for each calendar quarter of 2009 and 2008, as provided by the OTC Bulletin Board.

	High Bid	Low Bid
2009
First Quarter	$ 0.31	$ 0.0
Second Quarter	0.10	0.0
Third Quarter	0.10	0.0
Fourth Quarter	0.11	0.0

2008
First Quarter	$ 0.55	$ 0.51
Second Quarter	0.55	0.55
Third Quarter	0.55	0.55
Fourth Quarter	0.55	0.31

The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions.

On March 24, 2010, there were no published bid or asked quotations for the Company’s common stock on the OTC Bulletin Board.

At March 25, 2010, there were approximately 384 holders of record of the Company’s common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder.

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

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during our 2009 fiscal year.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2009 fiscal year.

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

The Company did not conduct any operations during its fiscal years ended December 31, 2009 or 2009, respectively, and has no assets other than cash.  At December 31, 2009, the Company had cash in the amount of $3,257 as compared to cash at December 31, 2008 in the amount of $1,818.  The increase in cash from 2008 to 2009 is the result of contributions to capital from a stockholder during the 2009 fiscal year in the aggregate amount of $17,776 that were used in part to pay expenses.  At December 31, 2009, the Company had liabilities in the form of accounts payable in the amount of $8,424, as compared to liabilities in the form of accounts payable in the amount of $2,820 at December 31, 2008.  As a result, the Company had a working capital deficit of $5,167 at December 31, 2009 as compared to a working capital deficit of $1,002 at December 31, 2008.

The Company did not generate revenues during its 2009 or 2009 fiscal years.  The Company incurred general and administrative expenses of $21,941 during the year ended December 31, 2009 and $11,823 during the year ended December 31, 2008.  Such expenses consist primarily of legal and accounting fees as well as taxes and annual fees required to maintain the Company’s corporate status.

Net cash used by operating activities was $16,337 for the 2009 fiscal year resulting primarily from the net loss of $21,941 partially offset by a $5,604 increase in accounts payable.  Net cash used by operating activities was $10,709 during the 2008 fiscal year resulting primarily from the net loss of $11,823 partially offset by a $1,114 increase in accounts payable.

No cash was provided or used by investing activities during the 2009 or 2008 fiscal years.

Net cash provided by financing activities was $17,776 for year ended December 31, 2009 as a result of a stockholder’s contribution to capital.  Net cash provided by financing activities was $0  during the year ended December 31, 2008.

Since the Company does not generate any revenues from operations, it is dependent on sales of securities, loans or contributions from its shareholders in order to pay its operating costs.  During the year ended December 31, 2009, a shareholder of the Company contributed $17,776 to the Company.  However, as of December 31, 2009, such amounts had been spent, the Company’s current liabilities exceeded its current assets by $5,167 and the Company required additional contributions to capital, loans or proceeds from sales of its common stock in order to continue its operations.  During January 2010, the Company borrowed $25,000 from a stockholder pursuant to a demand note bearing interest at the rate of 6% per annum.  It is anticipated that the proceeds from such loan will be sufficient to pay the Company’s costs of operation for at least the next six months unless the holder of the note demands repayment.  In addition, in the event the Company locates a suitable candidate for potential acquisition, the Company will also require additional funds to pay the costs of negotiating and completing the acquisition of such candidate.  The Company has not entered into any agreement or arrangement for the provision of any additional funding and no assurances can be given that such funding will be available to the Company on terms acceptable to it or at all.

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

Financial Statements, December 31, 2009
Report of Independent Registered Public Accounting Firm
Balance Sheets, December 31, 2009 and 2008
Statements of Operations for the years ended December 31, 2009 and 2008 and from inception on July 26, 1990 through December 31, 2009
Statement of Stockholders’ Equity (Deficit) from inception on July 26, 1990 through December 31, 2009
Statements of Cash Flows, for the years ended December 31, 2009 and 2008 and from inception on July 26, 1990 through December 31, 2009
Notes to Financial Statements

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of December 31, 2009, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of December 31, 2009 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this evaluation, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, with the participation of our Chief Executive Officer/Chief Financial Officer concluded that as of December 31, 2009, the Company’s internal control over financial reporting was effective.

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

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table indicates the name, age, term of office and position held by each of our officers and directors.  The term of office for each officer position is for one year or until his or her successor is duly elected and qualified by the board of directors.  The term of office for a director is for one year or until his or her successor is duly elected and qualified by the stockholders.

Name	Age	Term Of Office	Positions Held
Jed Beck	27	2010	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Certain biographical information with respect to the Company’s sole officer and director is set forth below.

Jed Beck is and has since March 2008 been a business development manager at the Salt Lake City office of Rinchem, Inc., a chemical management solutions company with headquarters in Albuquerque, New Mexico.  From March 2007 through February 2008, Mr. Beck was a territory account manager for Rinchem, Inc. in Albuquerque, New Mexico.  From May 2004 to March 2006, Mr. Beck was a student at Brigham Young University.  From November 2004 through March 2007, Mr. Beck was also a Superintendent for Furst Construction in Salt Lake City, Utah.  Mr. Beck received his Bachelor of Arts degree in Communications from Brigham Young University in 2006.

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during 2009, and took action by unanimous written consents in lieu of meetings.  Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not have an annual stockholder meeting during the prior year.

Board of Directors

Our board of directors consists of one person; Jed Beck.  Our sole director is not “independent” within the meaning of Rule 4200(a)(15) of the NASDAQ Marketplace because he is an officer of the Company.

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

The Company does not have a compensation committee and does not pay any compensation to its sole officer and director.

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

Item 11.  Executive Compensation

During the 2009 fiscal year Mark J. Cowan resigned from his positions as the sole officer and director of the Company and Jed Beck was appointed to such positions.  Mr. Cowan did not receive any compensation, and Mr. Beck does not currently receive any compensation, from the Company.  The Company has not paid any compensation to any officer during the past three years nor has the Company granted any stock options or restricted stock to its officers during the past three years.

The Company has no retirement, pension, profit sharing, or insurance or medical reimbursement plans covering its officers or directors, and is not contemplating implementing any of these plans at this time.

The Company’s directors do not receive any compensation for serving as directors of the Company and no compensation was paid to the Company’s directors during the 2009 or 2008 fiscal years.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 25, 2010, the number of shares of the Company’s common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s common stock, and by each of the Company’s officers and directors, and by all officers and directors as a group.  On such date there were 11,000,000 shares of the Company’s common stock issued and outstanding.

Title of Class	Beneficial Owner (1)	Amount	Percentage Ownership

Principal Stockholders
Common Stock	Mark J. Cowan (2)	2,500,000	23.0%
Common Stock	Angela Torp(3)	600,000	5.5%
Common Stock	Windsor Development(4)	2,000,000	18.2%
Officers and Directors
Common Stock	Jed Beck	0	-
Common Stock	All Executive Officers
	And Directors as a Group (One Person)	0	-

(1) Unless otherwise indicated, all shares are held beneficially and of record by the person indicated.
(2) The address of Mark J. Cowan is 8092 Juniper Court, South Weber, Utah 84405.
(3) The address of Angela Torp is 7070 D Breakneck Circle, Ft. Stewart, Georgia 31315.
(4) The address of Windsor Development is 2522 Alice Drive, West Jordan, Utah 84084.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Company’s offices are located at the residence of its president at no charge to the Company.

During January 2010, the Company borrowed $25,000 from a shareholder of the Company, which loan is evidenced by a promissory note that is due on demand and bears interest at the rate of 6% per annum.

During  the  year  ended  December  31,  2009, a shareholder of the Company contributed $17,776 to the Company’s capital.

Item 14.  Principal Accountant Fees and Services

Pritchett, Siler & Hardy, P.C. served as the Company’s independent accountants for the fiscal years ended December 31, 2009 and 2008.

During the fiscal years ended December 31, 2009 and 2008, fees for services provided by Pritchett, Siler & Hardy, P.C. were as follows:

	Year Ended
	December 31,
	2009	2008
Audit Fees	$8,320	$8,431
Audit-Related Fees	0	0
Tax Fees	300	300
All Other Fees	0	0

Total	$8,620	$8,731

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

The following documents are included as exhibits to this report.

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

[Signatures Appear on Following Page]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bioethics, Ltd.
(Registrant)

Date: March 29, 2010	By /s/ Jed Beck
Jed Beck
President, Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2010	By /s/ Jed Beck
Jed Beck
President, Chief Executive Officer, Chief Financial
Officer and Director
(Principal Executive and Accounting Officer)

BIOETHICS, LTD.
[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2009

BIOETHICS, LTD.
[A Development Stage Company]

CONTENTS

		PAGE

—	Report of Independent Registered Public Accounting Firm	3

	Balance Sheets, December 31, 2009 and 2008	4

—	Statements of Operations, for the years ended December 31, 2009 and 2008 and from
	inception on July 26, 1990 through December 31, 2009	5

—	Statement of Stockholders' Equity (Deficit), from inception on
	July 26, 1990 through December 31, 2009	6 -7

—	Statements of Cash Flows, for the years ended December 31, 2009 and 2008
	and from inception on July 26, 1990 and from inception on July 26, 1990	8

—	Notes to Financial Statements	9 – 13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Bioethics, Ltd.
American Fork, Utah

We have audited the accompanying balance sheets of Bioethics, Ltd. [a development stage company] as of December 31, 2009 and 2008 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from inception on July 26, 1990 through December 31, 2009. Bioethics, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioethics, Ltd. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from inception on July 26, 1990 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
March 29, 2010

BIOETHICS, LTD. [A Development Stage Company]
BALANCE SHEETS
	December 31,	December 31,
	2009	2008
CURRENT ASSETS
Cash	$3,257	$1,818

Total Current Assets	3,257	1,818

	$3,257	$1,818

CURRENT LIABILITIES
Accounts payable	$8,424	$2,820

Total Current Liabilities	8,424	2,820

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock; $.001 par value, 25,000,000 shares authorized, 11,000,000 shares issued and outstanding	11,000	11,000
Capital in excess of par value	92,776	75,000
Deficit accumulated during the development stage	(108,943)	(87,002)

Total Stockholders’ Equity (Deficit)	(5,176)	(1,002)

	$3,257	$1,818

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.
[A Development Stage Company]
STATEMENTS OF OPERATIONS

	For the		From Inception
	Year Ended		On July 26, 1990
	December 31,		Through Dec. 31
	2009	2008	2009

REVENUE	$-	$-	$-

EXPENSES:
General and administrative	21,941	11,823	108,943

LOSS BEFORE INCOME TAXES	(21,941)	(11,823)	(108,943)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(21,941)	$(11,823)	$(108,943)

LOSS PER COMMON SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.
[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON JULY 26, 1990

THROUGH DECEMBER 31, 2009

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

BIOETHICS, LTD.
[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON JULY 26, 1990

THROUGH DECEMBER 31, 2009

[Continued]

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage

BALANCE, December 31, 2000	11,000,000	11,000	30,000	(18,132)

Net loss for the year ended December 31, 2001	-	-	-	(6,758)

BALANCE, December 31, 2001	11,000,000	11,000	30,000	(24,890)

Net loss for the year ended December 31, 2002	-	-	-	(5,081)

BALANCE, December 31, 2002	11,000,000	11,000	30,000	(29,971)

Net loss for the year ended December 31, 2003	-	-	-	(5,893)

BALANCE, December 31, 2003	11,000,000	11,000	30,000	(35,864)

Net loss for the year ended December 31, 2004	-	-	-	(5,858)

BALANCE, December 31, 2004	11,000,000	11,000	30,000	(41,722)

Capital contribution by shareholder	-	-	20,000	-

Net loss for the year ended December 31, 2005	-	-	-	(6,795)

BALANCE, December 31, 2005	11,000,000	11,000	50,000	(48,517)

Capital contribution by shareholder	-	-	10,000	-

Net loss for the year ended December 31, 2006	-	-	-	(15,641)

BALANCE, December 31, 2006	11,000,000	11,000	60,000	(64,158)

Capital contribution by shareholder	-	-	15,000	-

Net loss for the year ended December 31, 2007	-	-	-	(11,021)

BALANCE, December 31, 2007	11,000,000	11,000	75,000	(75,179)

Net loss for the year ended December 31, 2008	-	-	-	(11,823)

BALANCE, December 31, 2008	11,000,000	11,000	75,000	(87,002)

Capital contribution by shareholder	-	-	17,776	-

Net loss for the year ended December 31, 2009	-	-	-	(21,941)

BALANCE, December 31, 2009	11,000,000	$11,000	$92,776	$(108,943)

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD. [A Development Stage Company]
STATEMENTS OF CASH FLOWS

			From Inception
			on July 26
	For the Year Ended		1990 Through
	December 31,		December 31,
	2009	2008	2009
Cash Flows from Operating Activities:
Net loss	$(21,941)	$(11,823)	$(108,943)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	5,604	1,114	8,424

Net Cash (Used) by Operating Activities	(16,337)	(10,709)	(100,519)

Cash flows from Investing Activities:	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Capital contribution	17,776	-	62,776
Proceeds from common stock issuance	-	-	41,000

Net Cash Provided by Financing Activities	17,776	-	103,776

Net Increase (Decrease) in Cash	1,439	(10,709)	3,257

Cash at Beginning of Period	1,818	12,527	-

Cash at End of Period	$3,257	$1,818	$3,257

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental schedule of Non-cash Investing and Financing Activities:
For the year ended December 31, 2009:
None

For the year ended December 31, 2008:
None

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Bioethics, Ltd. (“the Company”) was organized under the laws of the State of Nevada on July 26, 1990.  The Company has not commenced planned principal operations and is considered a development stage company as defined in ASC Topic No. 915. The Company was organized to provide a vehicle for participating in potentially profitable business ventures which may become available through the personal contacts of, and at the complete discretion of, the Company’s officers and directors.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes - The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes” [See Note 3].

The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes”, on January 1, 2007. As a result of the implementation of ASC Topic No. 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2009 and 2008, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2009, and 2008.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC Topic No. 260, “Earnings Per Share” [See Note 7].

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

BIOETHICS, LTD.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Enacted Accounting Standards - In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Capital Contribution - During the year ended December 31, 2009, a shareholder of the Company contributed $17,776 to the Company.

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.”  This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company adopted the provisions of ASC Topic 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As result of the implementation of ASC Topic 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

BIOETHICS, LTD.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES (CONTINUED)

The Company has no tax provisions at December 31, 2009 and 2008, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2009 and 2008, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2009 and December 31, 2008.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss (NOL) and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
NOL Carryover	$16,200	$12,900
Valuation allowance	(16,200)	(12,900)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended December 31, 2009 and 2008 due to the following:

	2009	2008
Book Loss (15% statutory rate)	$(3,300)	$(1,800)
Valuation allowance	3,300	1,800

Tax at effective rate	$-	$-

BIOETHICS, LTD.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES (CONTINUED)

At December 31, 2009, the Company had net operating loss carryforwards of approximately $107,700 that may be offset against future taxable income from the year 2009 through 2029.  No tax benefit has been reported in the December 31, 2009 or 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - For the years ended December 2009 and 2008, the Company did not pay any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

Capital Contribution - During the year ended December 31, 2009, a shareholder of the Company contributed $17,776 to the Company.

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

During 2009 the sole officer and director resigned and a new sole officer and director was appointed.

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
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the
	Years Ended
	December 31,
	2009	2008
Loss from continuing operations
applicable to common
stockholders (numerator)	$(21,941)	$(11,823)

Weighted average number of
common shares outstanding
used in loss per share during
the period (denominator)	11,000,000	11,000,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 – SUBSEQUENT EVENTS

In January 2010, the Company signed a $25,000 note payable with an officer of the Company.  The note is due on demand and accrues interest at 6% per annum.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional events to disclose.