Form 10-Q
period 2010-03-31
BIOETHICS LTD
filed 2010-05-10
CIK 894560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes  ☒    No ☐

As of May 7, 2010, the issuer had outstanding 11,000,000 shares of common stock, par value $0.001.

BIOETHICS, LTD.
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

INDEX

PART I Financial Information

Item 1. Consolidated Condensed Unaudited Financial Statements
Consolidated Condensed Balance Sheets	3
Consolidated Condensed Unaudited Statements of Operations	4
Consolidated Condensed Unaudited Statements of Cash Flows	5
Unaudited Notes to Consolidated Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T. Controls and Procedures	11

PART II Other Information

Item 1. Legal Proceedings	11

Item 1A. Risk Factors	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	11

Item 4. (Removed and Reserved)	11

Item 5. Other Information	11

Item 6. Exhibits	12

SIGNATURE	12

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIOETHICS, LTD. [A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
CURRENT ASSETS
Cash	$19,533	$3,257

Total Current Assets	19,533	3,257

	$19,533	$3,257

CURRENT LIABILITIES
Accounts payable	5,210	8,424
Accrued Interest Payable	$300	$-
Note Payable – Stockholder	25,000	-

Total Current Liabilities	30,510	8,424
Total Liabilities	30,510	8,424
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock; $.001 par value,
25,000,000 shares authorized,
11,000,000 shares issued and
outstanding	11,000	11,000
Capital in excess of par value	92,776	92,776
Deficit accumulated during the
development stage	(114,753)	(108,943)

Total Stockholders’ Equity (Deficit)	(10,977)	(5,167)

	$19,533	$3,257

Note: The balance sheet at December 31, 2009 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three		From Inception
	Months Ended		On July 26, 1990
	March 31,		Through March 31,
	2010	2009	2010

REVENUE	$-	$-	$-

EXPENSES:
General and administrative	5,510	8,687	114,453

LOSS BEFORE OTHER INCOME (EXPENSE)	(5,510)	(8,687)	(114,453)

OTHER INCOME (EXPENSE)
Interest Expense	(300)	-	(300)

LOSS BEFORE INCOME TAXES	(5,810)	(8,687)	(114,753)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(5,810)	$(8,687)	$(114,753)

LOSS PER COMMON SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD. [A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From Inception
			on July 26
	For the Three Months Ended		1990 Through
	March 31,		March 31,
	2010	2009	2010
Cash Flows from Operating Activities:
Net loss	$(5,810)	$(8,687)	$(114,753)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(3,214)	7,466	5,210
Increase (decrease) in accrued interest	300	-	300

Net Cash (Used) by Operating Activities	(8,724)	(1,221)	(109,243)

Cash flows from Investing Activities:	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from common stock issuance	-	-	41,000
Capital contribution	-	-	62,776
Proceeds from notes payable	25,000	-	25,000

Net Cash Provided by Financing Activities	25,000	-	128,776

Net Increase (Decrease) in Cash	16,276	(1,221)	19,533

Cash at Beginning of Period	3,257	1,818	-

Cash at End of Period	$19,533	$597	$19,533

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental schedule of Non-cash Investing and Financing Activities:
For the three months ended March 31, 2010:
None

For the three months ended March 31, 2009:
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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and 2009 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the three months ended March 31, 2010 and 2009, the Company did not pay any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

BIOETHICS, LTD.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

Note Payable - In January 2010, the Company signed a $25,000 note payable with a stockholder of the Company.  The note is due on demand and accrues interest at 6% per annum.  At March 31, 2010 accrued interest was $300.

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

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the Three
	Months Ended
	March 31,
	2010	2009

Loss from continuing operations
applicable to common
stockholders (numerator)	$(5,810)	$(8,687)

Weighted average number of
common shares outstanding
used in loss per share calculation
during the period (denominator)	11,000,000	11,000,000

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2009 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At March 31, 2010, the Company had a working capital deficit of $10,977 and a deficit accumulated during the development stage of $114,753.  The Company incurred net losses of $5,810 and $8,687 for the three months ended March 31, 2010 and 2009, respectively.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The Fiscal Quarter ended March 31, 2010 Compared to the Fiscal Quarter ended March 31, 2009

The Company did not conduct any operations during its fiscal quarters ended March 31, 2010 or 2009, respectively, and had no assets other than cash.  At March 31, 2010, the Company had cash in the amount of $19,533 as compared to cash at December 31, 2009 in the amount of $3,257.  The increase in cash is the result of a $25,000 demand loan from a stockholder during January 2010.  At March 31, 2010, the Company had liabilities in the form of accounts payable $5,210, note payable of $25,000 and accrued interest of $300, as compared to liabilities in the form of accounts payable of $8,424 at December 31, 2009.  The Company had a working capital deficit of $10,977 at March 31, 2010 as compared to a working capital deficit of $5,167 at December 31, 2009.

The Company did not generate revenues during the first fiscal quarter of 2010 or 2009.  The Company incurred general and administrative expenses of $5,510 during the three months ended March 31, 2010 as compared to $8,687 during the three months ended March 31, 2009.  Such expenses consist primarily of legal and accounting fees as well as taxes and annual fees required to maintain the Company’s corporate status.

Net cash used by operating activities was $8,724 for the three months ended March 31, 2010 resulting primarily from the net loss of $5,810 and a $3,214 decrease in accounts payable.  Net cash used by operating activities was $1,221 during the three months ended March 31, 2009 resulting primarily from the net loss of $8,687 partially offset by a $7,466 increase in accounts payable.

No cash was provided or used by investing activities during the first three months of 2010 or 2009.

Net cash provided by financing activities was $25,000 for year the first quarter of 2010 as a result of a demand loan from a stockholder which bears interest at 6% per annum.  Net cash provided by financing activities was $0 during the first three months of 2009.

Since the Company does not generate any revenues from operations, it is dependent on sales of securities, loans or contributions from its shareholders in order to pay its operating costs.  During the year ended December 31, 2009, a shareholder of the Company contributed $17,776 to the Company.  However, as of December 31, 2009, such amount had been spent, the Company’s current liabilities exceeded its current assets by $5,167 and the Company required additional contributions to capital, loans or proceeds from sales of its common stock in order to continue its operations.  During January 2010, the Company borrowed $25,000 from a stockholder pursuant to a demand note bearing interest at the rate of 6% per annum.  It is anticipated that the proceeds from such loan will be sufficient to pay the Company’s costs of operation for at least the next six months unless the holder of the note demands repayment.  In addition, in the event the Company locates a suitable candidate for potential acquisition, the Company will also require additional funds to pay the costs of negotiating and completing the acquisition of such candidate.  The Company has not entered into any agreement or arrangement for the provision of any additional funding and no assurances can be given that such funding will be available to the Company on terms acceptable to it or at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a “smaller reporting company.”

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of March 31, 2010, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of March 31, 2010 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, using the COSO framework, our management, with the participation of our Chief Executive Officer/Chief Financial Officer identified a weakness in the Company’s internal control, which arises from the fact that the Company’s principal executive and principal financial officers are the same person, which does not allow for segregation of duties.  Our management believes the materiality of this weakness is mitigated by the Company’s status as a shell company with no significant assets or liabilities, no business operations and a limited number of transactions each year, and that the weakness does not have a material effect on the accuracy and completeness of our financial reporting and disclosure as included in this report.

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

Item 1A.  Risk Factors.

See the risk factors described in Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. (Removed and Reserved).

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

Bioethics, Ltd.

Date: May 10, 2010	By /s/ Jed Beck
Jed Beck
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)