Form 10-Q
period 2010-09-30
BIOETHICS LTD
filed 2010-11-01
CIK 894560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes  ☒    No ☐
As of October 29, 2010, the issuer had outstanding 11,000,000 shares of common stock, par value $0.001.

BIOETHICS, LTD.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOETHICS, LTD.
[A Development Stage Company]
UNAUDITED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
CURRENT ASSETS
Cash	$8,143	$3,257

Total Current Assets	8,143	3,257

	$8,143	$3,257

CURRENT LIABILITIES
Accounts payable	$-
Accrued Interest Payable	1,052	$8,424-
Note Payable – Stockholder	25,000	-

Total Current Liabilities	26,052	8,424
Total Liabilities	26,052	8,424
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock; $.001 par value,
25,000,000 shares authorized,
11,000,000 shares issued and
outstanding	11,000	11,000
Capital in excess of par value	92,776	92,776
Deficit accumulated during the
development stage	(121,685)	(108,943)

Total Stockholders’ Equity (Deficit)	(17,909)	(5,167)

	$8,143	$3,257

Note: The balance sheet at December 31, 2009 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOETHICS, LTD.
[A Development Stage Company]
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three		For the Nine		From Inception
	Months Ended		Months Ended		On July 26, 1990
	September 30,		September 30,		Through Sept 30,
	2010	2009	2010	2009	2010

REVENUE	$-	$-	$-	$-	$-

EXPENSES:
General and administrative	2,915	4,463	11,690	17,246	120,633

LOSS BEFORE OTHER
INCOME (EXPENSE)	(2,915)	(4,463)	(11,690)	(17,246)	(120,633)

OTHER INCOME (EXPENSE)
Interest Expense	(378)	-	(1,052)	-	(1,052)

LOSS BEFORE INCOME TAXES	(3,293)	(4,463)	(12,742)	(17,246)	(121,685)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(3,293)	$(4,463)	$(12,742)	$(17,246)	$(121,685)

LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOETHICS, LTD.
[A Development Stage Company]
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From Inception
			on July 26,
	For the Nine Months Ended		1990 Through
	September 30,		September 30,
	2010	2009	2010
Cash Flows from Operating Activities:
Net loss	$(12,742)	$(17,246)	$(121,685)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(8,424)	909	-
Increase (decrease) in accrued interest	1,052	-	1,052

Net Cash (Used) by Operating Activities	(20,114)	(16,337)	(120,633)

Cash flows from Investing Activities:	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from common stock issuance	-	-	41,000
Capital contribution	-	17,775	62,776
Proceeds from notes payable	25,000	-	25,000

Net Cash Provided by Financing Activities	25,000	17,775	128,776

Net Increase (Decrease) in Cash	4,886	1,438	8,143

Cash at Beginning of Period	3,257	1,818	-

Cash at End of Period	$8,143	$3,256	$8,143

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental schedule of Non-cash Investing and Financing Activities:
For the nine months ended September 30, 2010:
None

For the nine months ended September 30, 2009:
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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and 2009 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the nine months ended September 30, 2010 and 2009, the Company did not pay any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

BIOETHICS, LTD.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

Note Payable - In January 2010, the Company borrowed $25,000 from a stockholder of the Company pursuant to an unsecured promissory note.  The note is due on demand and accrues interest at 6% per annum.  At September 30, 2010 accrued interest was $1,052.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has no on-going operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock and loans from stockholders.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Loss from continuing operations
applicable to common
stockholders (numerator)	$ (3,293)	$ (4,463)	$ (12,742)	$ (17,246)

Weighted average number of
common shares outstanding
used in loss per share calculation
during the period (denominator)	11,000,000	11,000,000	11,000,000	11,000,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

BIOETHICS, LTD.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no events to disclose.

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2009 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At September 30, 2010, the Company had a working capital deficit of $17,909 and a stockholders’ deficit of $17,909.  The Company incurred net losses of $3,293 for the three months ended September 30, 2010 and $12,742 for the nine months ended September 30, 2010.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The Three and Nine Month Periods Ended September 30, 2010 Compared to the Three and Nine Month Periods Ended September 30, 2009

The Company did not conduct any operations during its fiscal quarters ended September 30, 2010 or 2009, respectively, and had no assets other than cash.  At September 30, 2010, the Company had cash in the amount of $8,143 as compared to cash at December 31, 2009 in the amount of $3,257.  The increase in cash is the result of a $25,000 demand loan from a stockholder during January 2010. At September 30, 2010, the Company had current liabilities of $26,052, consisting of accrued interest payable ($1,052) and note payable – stockholder ($25,000).  At December 31, 2009, the Company had current liabilities in the form of accounts payable in the amount of $8,424.  The increase in current liabilities results from the $25,000 demand loan from a stockholder during January 2010.  The Company had a working capital deficit of $17,909 at September 30, 2010 as compared to a working capital deficit of $5,167 at December 31, 2009.

The Company did not generate revenues during the first or third fiscal quarters of 2010 or 2009.  The Company incurred general and administrative expenses of $2,915 during the three months ended September 30, 2010 and $4,463 during the three months ended September 30, 2009.  The Company incurred general and administrative expenses of $11,690 during the nine months ended September 30, 2010 as compared to $17,246 during the nine months ended September 30, 2009.  The decrease in general and administrative expenses is primarily the result of lower legal and accounting expenses in 2010 as compared to 2009.

The Company incurred a net loss of $3,293 during the three months ended September 30, 2010 as compared to a net loss of $4,463 during the three months ended September 30, 2009.  The Company incurred a net loss of $12,742 during the nine months ended September 30, 2010 as compared to a net loss of $17,246 during the nine months ended September 30, 2009.  The decrease in net loss in 2010 as compared to 2009 is primarily the result of lower general and administrative expenses in 2010 as discussed above, offset slightly by interest expense on the note payable to stockholder in the amount of $378 and $1,052, respectively, during the three and nine month periods ended September 30, 2010.

Net cash used by operating activities was $20,114 for the nine months ended September 30, 2010 resulting primarily from the net loss of $12,742, an $8,424 decrease in accounts payable and a $1,052 increase in accrued interest.  Net cash used by operating activities was $16,337 during the nine months ended September 30, 2009 resulting primarily from the net loss of $17,246 partially offset by a $909 increase in accounts payable.

No cash was provided or used by investing activities during the first nine months of 2010 or 2009.

Net cash provided by financing activities was $25,000 for the nine months ended September 30, 2010 as a result of a demand loan from a stockholder which bears interest at 6% per annum.  Net cash provided by financing activities was $17,775 during the nine months ended September 30, 2009 as a result of a stockholder contribution to capital.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a “smaller reporting company.”

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of September 30, 2010, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of September 30, 2010 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

*Incorporated by reference to Exhibits 3(i) and 3(ii) of the Company’s 2003 Form 10-KSB report, filed March 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bioethics, Ltd.

Date: October 29, 2010	By /s/ Jed Beck
Jed Beck
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)