Form 10-K
period 2010-12-31
BIOETHICS LTD
filed 2011-03-29
CIK 894560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2010

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

As of June 30, 2010, there was no established trading market for the registrant’s common stock and such common stock had no readily ascertainable fair market value.

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

As of March 21, 2011, there were 11,000,000 shares of the issuer’s common stock outstanding.

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

In May 1998, the Company sold 10,000,000 shares of its common stock in a private offering for an aggregate purchase price of $40,000.  The shares sold represented approximately 91% of the issued and outstanding shares of the Company’s common stock and the transaction resulted in a change in control of the Company.  In connection with the private offering, the former officers and directors of the Company resigned from their respective positions and a new person was appointed as the sole officer and director of the Company.

Business Plan

The Company intends to continue to seek, investigate and, if warranted, acquire an interest in a business opportunity. Management has not established any firm criteria with respect to the type of business with which the Company desires to become involved and will consider participating in a business enterprise in a variety of different industries or areas with no limitation as to the geographical location of the enterprise.  The Company’s management will have unrestricted discretion in reviewing, analyzing, and ultimately selecting a business enterprise for acquisition or participation by the Company.  It is anticipated that any enterprise ultimately selected will be selected by management based on its analysis and evaluation of the business and financial condition of the enterprise, as well as its business plan, potential for growth, and other factors, none of which can be anticipated to be controlling.  If the Company is able to locate a suitable business enterprise, the decision to acquire or participate in the enterprise may be made by the Company’s board of directors without stockholder approval.  Approval may also be obtained pursuant to the consent of a majority of the Company’s stockholders and, since the principal stockholders of the Company own approximately 47% of the Company’s outstanding shares, they would be able to approve any transaction with the affirmative vote of a limited number of additional shares.  Further, it is anticipated that the acquisition of or participation in an enterprise may involve the issuance by the Company of a controlling interest in the Company which would dilute the respective equity interests of the Company’s stockholders and may also result in a reduction of the Company’s net tangible asset value per share.

The activities of the Company will continue to be subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company’s stockholders.  The risks faced by the Company are further increased as a result of its limited resources and its inability to provide a prospective business opportunity with a significant amount of capital.  (See “Item 1A. Risk Factors.”)

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

If business opportunities become available, the selection of an opportunity in which to participate will be complex and extremely risky and may be made on management’s analysis of the quality of the other company’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible to analyze through the application of any objective criteria.  There is no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its stockholders.

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

It is impossible to predict the manner in which the Company may participate in a business opportunity.  Specific business opportunities will be reviewed and, on the basis of that review, the legal structure or method deemed by management to be most suitable will be selected.  The structure may include, but is not limited to, mergers, reorganizations, leases, purchase and sale agreements, licenses, joint ventures, and other contractual arrangements.  The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.  Implementing the structure may require the merger, consolidation, or reorganization of the Company with other corporations or forms of business organization, and there is no assurance that the Company would be the surviving entity.  In addition, the current stockholders of the Company may not have control of a majority of the voting shares of the Company following a reorganization transaction.  As part of the transaction, all or a majority of the Company’s directors may resign and new directors may be appointed without any vote by the stockholders.

The Company will most likely acquire a business opportunity by issuing shares of the Company’s common stock to the owners of the business opportunity.  Although the terms of the transaction cannot be predicted, in many instances the business opportunity entity will require that the transaction by which the Company acquires its participation be “tax-free” under Sections 351 or 368 of the Internal Revenue Code of 1986 (the “Code”).  It is anticipated that any business opportunity acquisition will result in substantial additional dilution to the equity of those who were stockholders of the Company prior to the acquisition.

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

It is emphasized that management of the Company has broad discretion in determining the manner by which the Company will participate in a prospective business opportunity and may enter into transactions having a potentially adverse impact on the current stockholders in that their percentage ownership in the Company may be reduced without any increase in the value of their investment or that the business opportunity in which the Company acquires an interest may ultimately prove to be unprofitable.  The transaction may be consummated without being submitted to the stockholders of the Company for their consideration.  In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by the board of directors to seek the stockholders’ advice or consent or because of a requirement to do so by state law.

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

The Company is a “blank check” Company with no specified business plan and stockholders are unable to determine the future activities of the Company.

The business plan of the Company is to use its limited capital to search for, investigate, and acquire or participate in a business opportunity which has not yet been selected.  A business opportunity will be selected by management, and management may select an opportunity without approval of the Company’s stockholders.  Accordingly, stockholders are unable to determine the future activities of the Company and may have no opportunity to analyze the merits of any opportunity to be acquired by the Company.  In addition, the Company has no employment contracts with its current management, no assurance can be given that the Company will continue to be managed by current management, and it is likely that current management will resign at such time as a business opportunity is acquired.

The Company has little or no capital for use in locating, investigating and acquiring a business opportunity, which will prevent the Company from acquiring a business opportunity that has capital requirements greater than the Company’s resources.

As of December 31, 2010, the Company had a working capital deficit of $21,967 and is dependent on loans or contributions from stockholders or sales of common stock to obtain the capital required to continue its operations.  However, even if additional funding is received, it is not anticipated that it will be in an amount that is adequate to permit the Company to undertake an elaborate or extensive search for business opportunities.  This limited capital will prevent the Company from participating in any business opportunity which requires immediate additional capital and may make it difficult or impossible for the Company to locate a business opportunity.

The Company may issue a substantial number of additional shares in the future which could significantly dilute the ownership interest of current stockholders.

It is likely that the Company would acquire an interest in a business opportunity through a reverse merger or other business reorganization involving the issuance by the Company of additional shares of the Company’s Common Stock.  It is also likely that the Company would issue a controlling interest to the stockholders of the acquired company in which event the ownership interest of current stockholders would be substantially diluted.  The board of directors, acting without stockholder approval, has authority to issue all or any part of the authorized but unissued stock of the Company.  Thus, the board of directors could issue up to 14,000,000 additional shares of Common Stock without stockholder approval.  (See “Item 1. Business: Business Plan.”)

The Company has had no history of operations and stockholders are unable to effectively evaluate the Company for investment purposes because it has not begun operations and it has not selected or established a business model.

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

The three principal stockholders of the Company own approximately 47% of the Company’s common stock and may effectively be able to determine the policies and practices of the Company.

The three principal stockholders of the Company own approximately 47% of the Company’s issued and outstanding shares of common stock.  As a result, they may effectively be able to control the management and policies of the Company.

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is included on the OTC Bulletin Board under the symbol “BOTH.”  However, there currently are no published quotations and there is no active trading market for the Company's stock.  There can be no assurance that an active or liquid trading market for the Company's stock will develop in the future.

On March 21, 2011, there were no published bid or asked quotations for the Company’s common stock on the OTC Bulletin Board.

At March 21, 2011, there were approximately 384 holders of record of the Company’s common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during our 2010 fiscal year.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2010 fiscal year.

Item 6.  Selected Financial Data

Not Applicable.  The Company is a “smaller reporting company.”

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2010 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At December 31, 2010, the Company had a working capital deficit of $21,967 and a stockholders’ deficit accumulated during the development state of $125,743.  The Company incurred net losses of $16,800 and $21,941 for its fiscal years ended December 31, 2010 and 2009, respectively.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The Fiscal Year Ended December 31, 2010 Compared to the Fiscal Year Ended December 31, 2009

The Company did not conduct any operations during its fiscal years ended December 31, 2010 or 2009, respectively, and has no assets other than cash.  At December 31, 2010, the Company had cash in the amount of $4,463 as compared to cash at December 31, 2009 in the amount of $3,257.  The increase in cash from 2009 to 2010 is the result of a $25,000 demand loan from a stockholder during January 2010.  At December 31, 2010, the Company had current liabilities of $26,430, consisting of accrued interest payable ($1,430) and note payable – stockholder ($25,000).  At December 31, 2009, the Company had current liabilities of $8,424, consisting of accounts payable.  The increase in current liabilities results from the $25,000 demand loan from a stockholder during January 2010.  The Company had a working capital deficit of $21,967 at December 31, 2010 as compared to a working capital deficit of $5,167 at December 31, 2009.

The Company did not generate revenues during its 2010 or 2009 fiscal years.  The Company incurred general and administrative expenses of $15,370 during the year ended December 31, 2010 as compared to $21,941 during the year ended December 31, 2009.  The decrease in general and administrative expenses is primarily the result of lower legal and accounting expenses in 2010 as compared to 2009.

The Company incurred a net loss of $16,800 during the year ended December 31, 2010 as compared to a net loss of $21,941 during the year ended December 31, 2009.  The $5,141 decrease in net loss in 2010 as compared to 2009 is primarily the result of lower general and administrative expenses in 2010 as discussed above, offset slightly by interest expense on the note payable to stockholder in 2010 in the amount of $1,430.

Net cash used by operating activities was $23,794 during the 2010 fiscal year resulting primarily from the net loss of $16,800 and an $8,424 decrease in accounts payable, which was partially offset by a $1,430 increase in accrued interest.  Net cash used by operating activities was $16,337 for the 2009 fiscal year resulting primarily from the net loss of $21,941 partially offset by a $5,604 increase in accounts payable.

No cash was provided or used by investing activities during the 2010 or 2009 fiscal years.

Net cash provided by financing activities was $25,000 during the year ended December 31, 2010 as a result of a demand loan from a stockholder which bears interest at 6% per annum.   Net cash provided by financing activities was $17,776 for year ended December 31, 2009 as a result of a stockholder contribution to capital.

Since the Company does not generate any revenues from operations, it is dependent on sales of securities, loans or contributions from its stockholders in order to pay its operating costs.  During January 2010, the Company borrowed $25,000 from a stockholder pursuant to an unsecured demand note bearing interest at the rate of 6% per annum.  However, as of December 31, 2010, such amount had been spent, the Company’s current liabilities exceeded its current assets by $21,967 and the Company required additional contributions to capital, loans or proceeds from sales of its common stock in order to continue its operations.  In addition, in the event the Company locates a suitable candidate for potential acquisition, the Company will also require additional funds to pay the costs of negotiating and completing the acquisition of such candidate.  The Company has not entered into any agreement or arrangement for the provision of any additional funding and no assurances can be given that such funding will be available to the Company on terms acceptable to it or at all.

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

Not Applicable.  The Company is a “smaller reporting company.”

Item 8.  Financial Statements

The following financial statements are being filed with this report and are located immediately following the signature page.

Financial Statements, December 31, 2010
Report of Independent Registered Public Accounting Firm
Balance Sheets, December 31, 2010 and 2009
Statements of Operations for the years ended December 31, 2010 and 2009 and from inception on July 26, 1990 through December 31, 2010
Statement of Stockholders’ Equity (Deficit) from inception on July 26, 1990 through December 31, 2010
Statements of Cash Flows, for the years ended December 31, 2010 and 2009 and from inception on July 26, 1990 through December 31, 2010
Notes to Financial Statements

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of December 31, 2010, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of December 31, 2010 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this evaluation, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, with the participation of our Chief Executive Officer/Chief Financial Officer concluded that as of December 31, 2010, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Term Of Office	Positions Held
Jed Beck	28	2011	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Certain biographical information with respect to the Company’s sole officer and director is set forth below.

Jed Beck is and has since March 2008 been a business development manager at the Salt Lake City office of Rinchem, Inc., a chemical management solutions company with headquarters in Albuquerque, New Mexico.  From March 2007 through February 2008, Mr. Beck was a territory account manager for Rinchem, Inc. in Albuquerque, New Mexico.  From May 2004 to March 2006, Mr. Beck was a student at Brigham Young University.  From November 2004 through March 2007, Mr. Beck was also a Superintendent for Furst Construction in Salt Lake City, Utah.  Mr. Beck received his Bachelor of Arts degree in Communications from Brigham Young University in 2006.  Mr. Beck believes he has adequate experience to serve as a director of the Company as it searches for business opportunities.

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during 2010, and took action by unanimous written consents in lieu of meetings.  Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not have an annual stockholder meeting during the prior year.

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

Communications with Directors

Stockholders may communicate with the Board of Directors by sending written communications addressed to the Board of Directors, or any individual director, to: Bioethics, Ltd., Attention: Corporate Secretary, 1137 N. 120 W., American Fork, Utah 84003.  All communications will be compiled by the corporate secretary and forwarded to the Board of Directors or any individual director, as appropriate.  In order to facilitate a response to any such communication, the Company’s Board of Directors suggests, but does not require, that any such submission include the name and contact information of the shareholder submitting the communication.

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

Code of Ethics

The Company has not adopted a Code of Ethics that applies to its executive officers, including its principal executive, financial and accounting officers.  The Company does not believe the adoption of a code of ethics at this time would provide any meaningful additional protection to the Company because the Company has no employees, has only one officer who is also the sole director, and the Company does not conduct any active business operations.

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

The Company’s directors do not receive any compensation for serving as directors of the Company and no compensation was paid to the Company’s sole director during the 2010 or 2009 fiscal years.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 21, 2011, the number of shares of the Company’s common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s common stock, and by each of the Company’s officers and directors, and by all officers and directors as a group.  On such date there were 11,000,000 shares of the Company’s common stock issued and outstanding.

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

During January 2010, the Company borrowed $25,000 from a stockholder of the Company, which loan is evidenced by a promissory note that is due on demand and bears interest at the rate of 6% per annum.

During the year ended December 31, 2009, a stockholder of the Company contributed $17,776 to the Company’s capital.

Our board of directors consists of one person; Jed Beck.  Our sole director is not “independent” within the meaning of Rule 4200(a)(15) of the NASDAQ Marketplace because he is an officer of the Company.

Item 14.  Principal Accountant Fees and Services

Pritchett, Siler & Hardy, P.C. served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2010 and 2009.

During the fiscal years ended December 31, 2009 and 2008, fees for services provided by Pritchett, Siler & Hardy, P.C. were as follows:

	Year Ended
	December 31,
	2010	2009
Audit Fees	$8,735	$8,320
Audit-Related Fees	0	0
Tax Fees	300	300
All Other Fees	0	0

Total	$9,035	$8,620

“
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

Bioethics, Ltd.
(Registrant)

Date: March 29, 2011	By /s/ Jed Beck
Jed Beck
President, Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2011	By /s/ Jed Beck
Jed Beck
President, Chief Executive Officer, Chief Financial
Officer and Director
(Principal Executive and Accounting Officer)

BIOETHICS, LTD.
[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2010

BIOETHICS, LTD.
[A Development Stage Company]

CONTENTS

PAGE

—	Report of Independent Registered Public Accounting Firm	F-3

	Balance Sheets, December 31, 2010 and 2009	F-4

—	Statements of Operations, for the years ended December 31, 2010 and 2009 and from
	inception on July 26, 1990 through December 31, 2010	F-5

—	Statement of Stockholders' Equity (Deficit), from inception on
	July 26, 1990 through December 31, 2010	F-6 - F-7

—	Statements of Cash Flows, for the years ended December 31, 2010 and 2009
	and from inception on July 26, 1990 and from inception on July 26, 1990	F-8

—	Notes to Financial Statements	F-9 – F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Bioethics, Ltd.
American Fork, Utah

We have audited the accompanying balance sheets of Bioethics, Ltd. [a development stage company] as of December 31, 2010 and 2009 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from inception on July 26, 1990 through December 31, 2010. Bioethics, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioethics, Ltd. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from inception on July 26, 1990 through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
March 29, 2011

BIOETHICS, LTD.
[A Development Stage Company]
BALANCE SHEETS

	December 31,	December 31,
	2010	2009
CURRENT ASSETS
Cash	$4,463	$3,257

Total Current Assets	4,463	3,257

Total Assets	$4,463	$3,257

CURRENT LIABILITIES
Accounts payable	$-	$8,424
Accrued Interest Payable	1,430	-
Note Payable – Stockholder	25,000	-

Total Current Liabilities	26,430	8,424
Total Liabilities	26,430	8,424
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock; $.001 par value, 25,000,000 shares authorized, 11,000,000 shares
issued and outstanding	11,000	11,000
Capital in excess of par value	92,776	92,776
Deficit accumulated during the development stage	(125,743)	(108,943)

Total Stockholders’ Equity (Deficit)	(21,967)	(5,167)

	$4,463	$3,257

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.
[A Development Stage Company]
STATEMENTS OF OPERATIONS

	For the		From Inception
	Year Ended		On July 26, 1990
	December 31,		Through Dec 31,
	2010	2009	2010

REVENUE	$-	$-	$-

EXPENSES:
General and administrative	15,370	21,941	124,313

LOSS BEFORE OTHER
INCOME (EXPENSE)	(15,370)	(21,941)	(124,313)

OTHER INCOME (EXPENSE)
Interest Expense	(1,430)	-	(1,430)

LOSS BEFORE INCOME TAXES	(16,800)	(21,941)	(125,743)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(16,800)	$(21,941)	$(125,743)

LOSS PER COMMON SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.
[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON JULY 26, 1990

THROUGH DECEMBER 31, 2010

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

BIOETHICS, LTD.
[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON JULY 26, 1990

THROUGH DECEMBER 31, 2009

[Continued]

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage

BALANCE, December 31, 2000	11,000,000	11,000	30,000	(18,132)

Net loss for the year ended December 31, 2001	-	-	-	(6,758)

BALANCE, December 31, 2001	11,000,000	11,000	30,000	(24,890)

Net loss for the year ended December 31, 2002	-	-	-	(5,081)

BALANCE, December 31, 2002	11,000,000	11,000	30,000	(29,971)

Net loss for the year ended December 31, 2003	-	-	-	(5,893)

BALANCE, December 31, 2003	11,000,000	11,000	30,000	(35,864)

Net loss for the year ended December 31, 2004	-	-	-	(5,858)

BALANCE, December 31, 2004	11,000,000	11,000	30,000	(41,722)

Capital contribution by shareholder	-	-	20,000	-

Net loss for the year ended December 31, 2005	-	-	-	(6,795)

BALANCE, December 31, 2005	11,000,000	11,000	50,000	(48,517)

Capital contribution by shareholder	-	-	10,000	-

Net loss for the year ended December 31, 2006	-	-	-	(15,641)

BALANCE, December 31, 2006	11,000,000	11,000	60,000	(64,158)

Capital contribution by shareholder	-	-	15,000	-

Net loss for the year ended December 31, 2007	-	-	-	(11,021)

BALANCE, December 31, 2007	11,000,000	11,000	75,000	(75,179)

Net loss for the year ended December 31, 2008	-	-	-	(11,823)

BALANCE, December 31, 2008	11,000,000	11,000	75,000	(87,002)

Capital contribution by shareholder	-	-	17,776	-

Net loss for the year ended December 31, 2009	-	-	-	(21,941)

BALANCE, December 31, 2009	11,000,000	11,000	$92,776	$(108,943)

Net loss for the year ended December 31, 2010	-	-	-	(16,800)

BALANCE, December 31, 2010	11,000,000	$11,000	$92,776	$(125,743)

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.
[A Development Stage Company]
STATEMENTS OF CASH FLOWS

			From Inception
			on July 26
	For the Year Ended		1990 Through
	December 31,		December 31,
	2010	2009	2010
Cash Flows from Operating Activities:
Net loss	$(16,800)	$(21,941)	$(125,743)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(8,424)	5,604	-
Increase (decrease) in accrued interest	1,430	-	1,430

Net Cash (Used) by Operating Activities	(23,794)	(16,337)	(124,313)

Cash flows from Investing Activities:	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from common stock issuance	-	-	41,000
Capital contribution	-	17,776	62,776
Proceeds from notes payable	25,000	-	25,000

Net Cash Provided by Financing Activities	25,000	17,776	128,776

Net Increase (Decrease) in Cash	1,206	1,439	4,463

Cash at Beginning of Period	3,257	1,818	-

Cash at End of Period	$4,463	$3,257	$4,463

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental schedule of Non-cash Investing and Financing Activities:
For the year ended December 31, 2010:
None

For the year ended December 31, 2009:
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

The Company has no tax positions at December 31, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2010 and 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2010, and 2009.  All tax years starting with 2008 are open for examination.

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

BIOETHICS, LTD.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Enacted Accounting Standards - The FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Accounting Standards Update (“ASU”) ASU No. 2009-2 through ASU No. 2011-01 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

BIOETHICS, LTD.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES (CONTINUED)

The Company has no tax provisions at December 31, 2010 and 2009, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2010 and 2009, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2010 and December 31, 2009.

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

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
NOL Carryover	$18,700	$16,200
Valuation allowance	(18,700)	(16,200)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended December 31, 2010 and 2009 due to the following:

	2010	2009
Book Loss (15% statutory rate)	$(2,500)	$(3,300)
Valuation allowance	2,500	3,300

Tax at effective rate	$-	$-

BIOETHICS, LTD.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES (CONTINUED)

At December 31, 2010, the Company had net operating loss carryforwards of approximately $124,500 that may be offset against future taxable income from the year 2011 through 2030.  No tax benefit has been reported in the December 31, 2010 or 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - For the years ended December 2010 and 2009, the Company did not pay any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

Capital Contribution - During the year ended December 31, 2009, a shareholder of the Company contributed $17,776 to the Company.

Note Payable - In January 2010, the Company borrowed $25,000 from a stockholder of the Company pursuant to an unsecured promissory note.  The note is due on demand and accrues interest at 6% per annum.  At December 31, 2010 accrued interest was $1,430.

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

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:
	For the
	Years Ended
	December 31,
	2010	2009
Loss from continuing operations
applicable to common
stockholders (numerator)	$(16,800)	$(21,941)

Weighted average number of
common shares outstanding
used in loss per share during
the period (denominator)	11,000,000	11,000,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional events to disclose.