Form 10-Q
period 2011-03-31
BIOETHICS LTD
filed 2011-05-13
CIK 894560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes  ☒    No ☐

As of May 12, 2011, the issuer had outstanding 11,000,000 shares of common stock, par value $0.001.

BIOETHICS, LTD.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIOETHICS, LTD. [A Development Stage Company]
UNAUDITED CONDENSED BALANCE SHEETS
	March 31,	December 31,
	2011	2010
CURRENT ASSETS
Cash	$3,358	$4,463

Total Current Assets	3,358	4,463

	$3,358	$4,463

CURRENT LIABILITIES
Accounts payable	$5, 200	$-
Accrued Interest Payable	1,800	1,430
Note Payable – Stockholder	25,000	25,000

Total Current Liabilities	32,000	26,430
Total Liabilities	32,000	26,430
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock; $.001 par value, 25,000,000 shares authorized, 11,000,000 shares issued and outstanding	11,000	11,000
Capital in excess of par value	92,776	92,776
Deficit accumulated during the development stage	(132,418)	(125,743)

Total Stockholders’ Equity (Deficit)	(28,642)	(21,967)

	$3,358	$4,463

Note: The balance sheet at December 31, 2010 was taken from the audited financial statements at that date and condensed.
The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.
[A Development Stage Company]
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three		From Inception
	Months Ended		On July 26, 1990
	March 31,		Through March 31,
	2011	2010	2011

REVENUE	$-	$-	$-

EXPENSES:
General and administrative	6,305	5,510	130,618

LOSS BEFORE OTHER INCOME (EXPENSE)	(6,305)	(5,510)	(130,618)

OTHER INCOME (EXPENSE)
Interest Expense	(370)	(300)	(1,800)

LOSS BEFORE INCOME TAXES	(6,675)	(5,810)	(132,418)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(6,675)	$(5,810)	$(132,418)

LOSS PER COMMON SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOETHICS, LTD.
[A Development Stage Company]
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From Inception
			on July 26,
	For the Three Months Ended		1990 Through
	March 31,		March 31,
	2011	2010	2011
Cash Flows from Operating Activities:
Net loss	$(6,675)	$(5,810)	$(132,418)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	5,200	(3,214)	5,200
Increase (decrease) in accrued interest	370	300	1,800

Net Cash (Used) by Operating Activities	(1,105)	(8,724)	(125,418)

Cash flows from Investing Activities:	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from common stock issuance	-	-	41,000
Capital contribution	-	-	62,776
Proceeds from notes payable	-	25,000	25,000

Net Cash Provided by Financing Activities	-	25,000	128,776

Net Increase (Decrease) in Cash	(1,105)	16,276	3,358

Cash at Beginning of Period	4,463	3,257	-

Cash at End of Period	$3,358	$19,533	$3,358

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental schedule of Non-cash Investing and Financing Activities:
For the three months ended March 31, 2011:
None

For the three months ended March 31, 2010:
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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and 2010 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the three months ended March 31, 2011 and 2010, the Company did not pay any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

BIOETHICS, LTD.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

Note Payable - In January 2010, the Company borrowed $25,000 from a stockholder of the Company pursuant to an unsecured promissory note.  The note is due on demand and accrues interest at 6% per annum.  At March 31, 2011 accrued interest was $1,800.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has no on-going operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock or stockholder loans or contributions to capital.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the Three Months Ended March 31,
	2011	2010

Loss from continuing operations
applicable to common
stockholders (numerator)	$(6,675)	$(5,810)

Weighted average number of
common shares outstanding
used in loss per share calculation
during the period (denominator)	11,000,000	11,000,000

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2010 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has not yet established profitable operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At March 31, 2011, the Company had a working capital deficit of $28,642 and a deficit accumulated during the development stage of $132,418.  The Company incurred net losses of $6,675 and $5,810 for the three months ended March 31, 2011 and 2010, respectively.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The Fiscal Quarter ended March 31, 2011 Compared to the Fiscal Quarter ended March 31, 2010

The Company did not conduct any operations during its fiscal quarters ended March 31, 2011 or 2010, respectively, and had no assets other than cash.  At March 31, 2011, the Company had cash in the amount of $3,358 as compared to cash at December 31, 2010 in the amount of $4,463.  The decrease in cash is the result of the payment of expenses.  At March 31, 2011, the Company had total current liabilities of $32,000 consisting of accounts payable ($5,200), note payable ($25,000) and accrued interest ($1,800), as compared to total current liabilities of $26,430 at December 31, 2010 consisting of note payable ($25,000) and accrued interest ($1,430).  The Company had a working capital deficit of $28,642 at March 31, 2011 as compared to a working capital deficit of $21,967 at December 31, 2010.

The Company did not generate revenues during the first fiscal quarter of 2011 or 2010.  The Company incurred general and administrative expenses of $6,305 during the three months ended March 31, 2011 as compared to $5,510 during the three months ended March 31, 2010.  Such expenses consist primarily of legal and accounting fees as well as taxes and annual fees required to maintain the Company’s corporate status.

The Company incurred a net loss of $6,675 during the three months ended March 31, 2011 as compared to a net loss of $5,810 during the three months ended March 31, 2010.  The increase in net loss in 2011 as compared to 2010 is primarily the result of higher general and administrative expenses in 2011.

Net cash used by operating activities was $1,105 for the three months ended March 31, 2011 resulting primarily from the net loss of $6,675 partially offset by a $5,200 increase in accounts payable and a $370 increase in accrued interest.  Net cash used by operating activities was $8,724 during the three months ended March 31, 2010 resulting primarily from the net loss of $5,810 and a $3,214 decrease in accounts payable partially offset by a $300 increase in accrued interest.

No cash was provided or used by investing activities during the first three months of 2011 or 2010.

Net cash provided by financing activities was $0 for year the first quarter of 2011.  Net cash provided by financing activities was $25,000 during the first three months of 2010 as a result of a demand loan from a stockholder which bears interest at 6% per annum.

Since the Company does not generate any revenues from operations, it is dependent on sales of securities, loans or contributions from its stockholders in order to pay its operating costs.  During January 2010, the Company borrowed $25,000 from a stockholder pursuant to a demand note bearing interest at the rate of 6% per annum.  At March 31, 2011 the proceeds from such loan had been substantially expended and the Company’s accounts payable exceeded its cash.  As a result, the Company will be dependent on the receipt of additional sales of securities, loans or contributions from its stockholders in order to continue its operations.  In addition, in the event the Company locates a suitable candidate for potential acquisition, the Company will also require additional funds to pay the costs of negotiating and completing the acquisition of such candidate.  The Company has not entered into any agreement or arrangement for the provision of any additional funding and no assurances can be given that such funding will be available to the Company on terms acceptable to it or at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a “smaller reporting company.”

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of March 31, 2011, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of March 31, 2011 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, using the COSO framework, our management, with the participation of our Chief Executive Officer/Chief Financial Officer identified a weakness in the Company’s internal control, which arises from the fact that the Company’s principal executive and principal financial officers are the same person, which does not allow for segregation of duties.  Our management believes the materiality of this weakness is mitigated by the Company’s status as a shell company with no significant assets or liabilities, no business operations and a limited number of transactions each year, and that the weakness does not have a material effect on the accuracy and completeness of our financial reporting and disclosure as included in this report.

PART II---OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

Item 1A.  Risk Factors.

See the risk factors described in Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

Bioethics, Ltd.

Date: May 13, 2011	By /s/ Jed Beck
Jed Beck
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)