Form 10-Q
period 2011-06-30
BIOETHICS LTD
filed 2011-08-15
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes  X . No      .

As of August 1, 2011, the issuer had outstanding 11,000,000 shares of common stock, par value $0.001.

BIOETHICS, LTD.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIOETHICS, LTD.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
CURRENT ASSETS
Cash	$22,983	$4,463

Total Current Assets	22,983	4,463

	$22,983	$4,463

CURRENT LIABILITIES
Accounts payable	$3,005	$-
Accrued Interest Payable	2,217	1,430
Notes Payable – Stockholder	50,000	25,000

Total Current Liabilities	55,222	26,430
Total Liabilities	55,222	26,430
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock; $.001 par value, 25,000,000 shares authorized, 11,000,000 shares issued and outstanding	11,000	11,000
Capital in excess of par value	92,776	92,776
Deficit accumulated during the development stage	(136,015)	(125,743)

Total Stockholders’ Equity (Deficit)	(32,239)	(21,967)

	$22,983	$4,463

Note: The balance sheet at December 31, 2010 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD. [A Development Stage Company]
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From Inception
	For the Three		For the Six		On July 26, 1990
	Months Ended June 30,		Months Ended June 30,		Through June 30,
	2011	2010	2011	2010	2011

REVENUE	$-	$-	$-	$-	$-

EXPENSES:
General and administrative	3,180	3,265	9,485	8,775	133,798

LOSS BEFORE OTHER
INCOME (EXPENSE)	(3,180)	(3,265)	(9,485)	(8,775)	(133,798)

OTHER INCOME (EXPENSE)
Interest Expense	(417)	(374)	(787)	(674)	(2,217)

LOSS BEFORE INCOME TAXES	(3,597)	(3,639)	(10,272)	(9,449)	(136,015)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(3,597)	$(3,639)	$(10,272)	$(9,449)	$(136,015)

LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOETHICS, LTD.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended		From Inception
	June 30,		June 30,
	2011	2010	2011
Cash Flows from Operating Activities:
Net loss	$(10,272)	$(9,449)	$(136,015)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	3,005	(2,214)	3,005
Increase (decrease) in accrued interest	787	674	2,217

Net Cash (Used) by Operating Activities	(6,480)	(10,989)	(130,793)

Cash flows from Investing Activities:	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from common stock issuance	-	-	41,000
Capital contribution	-	-	62,776
Proceeds from notes payable	25,000	25,000	50,000

Net Cash Provided by Financing Activities	25,000	25,000	153,776

Net Increase (Decrease) in Cash	18,520	14,011	22,983

Cash at Beginning of Period	4,463	3,257	-

Cash at End of Period	$22,983	$17,268	$22,983

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2011:
None

For the six months ended June 30, 2010:
None

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2011 and 2010 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the six months ended June 30, 2011 and 2010, the Company did not pay any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

Notes Payable - In January 2010, the Company borrowed $25,000 from a stockholder of the Company pursuant to an unsecured promissory note.  The note is due on demand and accrues interest at 6% per annum. In May and June 2011, the Company borrowed $5,000 and $20,000 from a stockholder of the Company pursuant to unsecured promissory notes.  The notes are due on demand and accrue interest at 6% per annum.  At June 30, 2011 accrued interest was $2,217.

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

BIOETHICS, LTD.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Loss from continuing operations applicable to common stockholders (numerator)	$(3,597)	$(3,639)	$(10,272)	$(9,449)

Weighted average number of common shares outstanding used in loss per share calculation during the period (denominator)	11,000,000	11,000,000	11,000,000	11,000,000

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2010 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At June 30, 2011, the Company had a working capital deficit of $32,239 and a stockholders’ deficit of $32,239.  The Company incurred net losses of $3,597 for the three months ended June 30, 2011 and $10,272 for the six months ended June 30, 2011.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The Three and Six Month Periods ended June 30, 2011 Compared to the Three and Six Month Periods ended June 30, 2010

The Company did not conduct any operations during its fiscal quarters ended June 30, 2011 or 2010, respectively, and had no assets other than cash.  At June 30, 2011, the Company had cash in the amount of $22,983 as compared to cash at December 31, 2010 in the amount of $4,463.  The increase in cash is the result of $25,000 in demand loans from a stockholder during May and June 2011.  At June 30, 2011, the Company had current liabilities of $55,222, consisting of accounts payable ($3,005), accrued interest payable ($2,217) and notes payable – stockholder ($50,000) as compared to total current liabilities of $26,430 at December 31, 2010 consisting of note payable of $25,000 and accrued interest of $1,430.  The increase in current liabilities results primarily from the $25,000 demand loans from a stockholder during May and June 2011.  The Company had a working capital deficit of $32,239 at June 30, 2011 as compared to a working capital deficit of $21,967 at December 31, 2010.

The Company did not generate revenues during the first or second fiscal quarters of 2011 or 2010.  The Company incurred general and administrative expenses of $3,180 during the three months ended June 30, 2011 and $3,265 during the three months ended June 30, 2010.  The Company incurred general and administrative expenses of $9,485 during the six months ended June 30, 2011 as compared to $8,775 during the six months ended June 30, 2010.  Such expenses consist primarily of legal and accounting fees as well as taxes and annual fees required to maintain the Company’s corporate status.

The Company incurred a net loss of $3,597 during the three months ended June 30, 2011 as compared to a net loss of $3,639 during the three months ended June 30, 2010 with the difference being attributable to a slight decrease in general and administrative expenses during 2011partially offset by a slight increase in  interest expense.  The Company incurred a net loss of $10,272 during the six months ended June 30, 2011 as compared to a net loss of $9,449 during the six months ended June 30, 2010 with the difference being attributable to slight increases in general and administrative expenses and interest expense during 2011.

Net cash used by operating activities was $6,480 for the six months ended June 30, 2011 resulting primarily from the net loss of $10,272, a $3,005 increase in accounts payable and a $787 increase in accrued interest.  Net cash used by operating activities was $10,989 during the six months ended June 30, 2010 resulting primarily from the net loss of $9,449 partially offset by a $2,214 decrease in accounts payable and a $674 increase in accrued interest.

No cash was provided or used by investing activities during the first six months of 2011 or 2010.

Net cash provided by financing activities during the six months ended June 30, 2011 was $25,000 as a result of demand loans from a stockholder which bears interest at 6% per annum.  Net cash provided by financing activities during the six months ended June 30, 2010 was also $25,000 as a result of a demand loan from a stockholder bearing interest at 6% per annum.

Since the Company does not generate any revenues from operations, it is dependent on sales of securities, loans or contributions from its stockholders in order to pay its operating costs.  During May and June 2011 the Company borrowed $25,000 from a stockholder pursuant to unsecured demand notes bearing interest at the rate of 6% per annum.  It is anticipated that the proceeds from such loans will be sufficient to pay the Company’s costs of operation for approximately the next six months unless the holder of the notes demands repayment.  In addition, in the event the Company locates a suitable candidate for potential acquisition, the Company will also require additional funds to pay the costs of negotiating and completing the acquisition of such candidate.  The Company has not entered into any agreement or arrangement for the provision of any additional funding and no assurances can be given that such funding will be available to the Company on terms acceptable to it or at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a “smaller reporting company.”

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of June 30, 2011, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of June 30, 2011 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. (Removed and Reserved.)

Item 5.  Other Information.

Not Applicable.

Item 6.

Exhibits

The following documents are included as exhibits to this report:

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location
3.1	3	Articles of Incorporation	Incorporated by Reference*
3.2	3	Bylaws	Incorporated by Reference*
10.1	10	Promissory Note dated May 10, 2011	This Filing
10.2	10	Promissory Note dated June 27, 2011	This Filing
31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing
101.INS**		XBRL Instance Document	***
101.SCH**		XBRL Taxonomy Extension Schema	***
101.CAL**		XBRL Taxonomy Extension Calculation Linkbase	***
101.DEF**		XBRL Taxonomy Extension Definition Linkbase	***
101.LAB**		XBRL Taxonomy Extension Label Linkbase	***
101.PRE**		XBRL Taxonomy Extension Presentation Linkbase	***

*Incorporated by reference to Exhibits 3(i) and 3(ii) of the Company’s 2003 Form 10-KSB report, filed March 30, 2004.

**XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

*** To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bioethics, Ltd.

Date: August 15, 2011	By /s/ Jed Beck
Jed Beck
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)