Form 10-Q/A
period 2011-06-30
BIOETHICS LTD
filed 2011-08-26
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Bioethics, Ltd. for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.

Exhibits

The following documents are included as exhibits to this report:

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated by Reference*
3.2	3	Bylaws	Incorporated by Reference*
10.1	10	Promissory Note dated May 10, 2011	Original Filing
10.2	10	Promissory Note dated June 27, 2011	Original Filing
31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	Original Filing
32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Officer	Original Filing
101.INS**		XBRL Instance Document	This Filing
101.SCH**		XBRL Taxonomy Extension Schema	This Filing
101.CAL**		XBRL Taxonomy Extension Calculation Linkbase	This Filing
101.DEF**		XBRL Taxonomy Extension Definition Linkbase	This Filing
101.LAB**		XBRL Taxonomy Extension Label Linkbase	This Filing
101.PRE**		XBRL Taxonomy Extension Presentation Linkbase	This Filing

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

Bioethics, Ltd.

Date: August 25, 2011	By /s/ Jed Beck
Jed Beck
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)

3