Form 10-Q
period 2011-09-30
BIOETHICS LTD
filed 2011-11-08
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

       . TRANSITION REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   X  . No      .

As of October 25, 2011, the issuer had outstanding 11,000,000 shares of common stock, par value $0.001.

BIOETHICS, LTD.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

INDEX

PART I   Financial Information

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIOETHICS, LTD.
[A Development Stage Company]
UNAUDITED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
CURRENT ASSETS
Cash	$12,522	$4,463

Total Current Assets	12,522	4,463

	$12,522	$4,463

CURRENT LIABILITIES
Accounts payable	$-	$-
Accrued Interest Payable	2,974	1,430
Notes Payable – Stockholder	50,000	25,000

Total Current Liabilities	52,974	26,430
Total Liabilities	52,974	26,430
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock; $.001 par value, 25,000,000 shares authorized, 11,000,000 shares issued and outstanding	11,000	11,000
Capital in excess of par value	92,776	92,776
Deficit accumulated during the development stage	(144,228)	(125,743)

Total Stockholders’ Equity (Deficit)	(40,452)	(21,967)

	$12,522	$4,463

Note: The balance sheet at December 31, 2010 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOETHICS, LTD.
[A Development Stage Company]
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three		For the Nine		From Inception On
	Months Ended		Months Ended		July 26, 1990 Through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

REVENUE	$-	$-	$-	$-	$-

EXPENSES:
General and administrative	7,457	2,915	16,941	11,690	141,254

LOSS BEFORE OTHER
INCOME (EXPENSE)	(7,457)	(2,915)	(16,941)	(11,690)	(141,254)

OTHER INCOME (EXPENSE)
Interest Expense	(756)	(378)	(1,544)	(1,052)	(2,974)

LOSS BEFORE INCOME TAXES	(8,213)	(3,293)	(18,485)	(12,742)	(144,228)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(8,213)	$(3,293)	$(18,485)	$(12,742)	$(144,228)

LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.
[A Development Stage Company]
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From Inception
			on July 26 1990
	For the Nine Months Ended September 30,		Through
			September 30,
	2011	2010	2011
Cash Flows from Operating Activities:
Net loss	$(18,485)	$(12,742)	$(144,228)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	-	(8,424)	-
Increase (decrease) in accrued interest	1,544	1,052	2,974

Net Cash (Used) by Operating Activities	(16,941)	(20,114)	(141,254)

Cash Flows from Investing Activities:	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from common stock issuance	-	-	41,000
Capital contribution	-	-	62,776
Proceeds from notes payable	25,000	25,000	50,000

Net Cash Provided by Financing Activities	25,000	25,000	153,776

Net Increase (Decrease) in Cash	8,059	4,886	12,522

Cash at Beginning of Period	4,463	3,257	-

Cash at End of Period	$12,522	$8,143	$12,522

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental schedule of Non-cash Investing and Financing Activities:

For the nine months ended September 30, 2011:
None

For the nine months ended September 30, 2010:
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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2011 and 2010 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the nine months ended September 30, 2011 and 2010, the Company did not pay any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

Notes Payable - In January 2010, the Company borrowed $25,000 from a stockholder of the Company pursuant to an unsecured promissory note.  The note is due on demand and accrues interest at 6% per annum. In May and June 2011, the Company borrowed $5,000 and $20,000 from a stockholder of the Company pursuant to an unsecured promissory note.  The notes are due on demand and accrue interest at 6% per annum.  At September 30, 2011 accrued interest was $2,974.

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

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Loss from continuing operations
applicable to common
stockholders (numerator)	$(8,213)	$(3,293)	$(18,485)	$(12,742)

Weighted average number of
common shares outstanding
used in loss per share calculation
during the period (denominator)	11,000,000	11,000,000	11,000,000	11,000,000

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our financial statements, which are included elsewhere in this report.  The following information contains forward-looking statements. (See “Forward-Looking Statements” and “Risk Factors.”)

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2010 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At September 30, 2011, the Company had a working capital deficit of $40,452 and a stockholders’ deficit of $40,452.  The Company incurred net losses of $8,213 for the three months ended September 30, 2011 and $18,485 for the nine months ended September 30, 2011.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The Three and Nine Month Periods Ended September 30, 2011 Compared to the Three and Nine Month Periods Ended September 30, 2010

The Company did not conduct any operations during the fiscal quarters ended September 30, 2011 or 2010, respectively, and had no assets other than cash.  At September 30, 2011, the Company had cash in the amount of $12,522 as compared to cash at December 31, 2010 in the amount of $4,463.  The increase in cash is the result of $25,000 in demand loans from a stockholder during May and June 2011.  At September 30, 2011, the Company had current liabilities of $52,974, consisting of accrued interest payable ($2,974) and notes payable – stockholder ($50,000).  At December 31, 2010, the Company had current liabilities of $26,430, consisting of accrued interest payable ($1,430) and notes payable – stockholder ($25,000).  The increase in current liabilities results primarily from the $25,000 demand loans from a stockholder during May and June 2011.  The Company had a working capital deficit of $40,452 at September 30, 2011 as compared to a working capital deficit of $21,967 at December 31, 2010.

The Company did not generate revenues during the three and nine month periods ended September 30, 2011 and 2010.  The Company incurred general and administrative expenses of $7,457 during the three months ended September 30, 2011 and $2,915 during the three months ended September 30, 2010.  The Company incurred general and administrative expenses of $16,941 during the nine months ended September 30, 2011 as compared to $11,690 during the nine months ended September 30, 2010.  Such expenses consist primarily of legal and accounting fees as well as taxes and annual fees required to maintain the Company’s corporate status.   The increase in general and administrative expenses in 2011 as compared to 2010 is primarily the result of increased legal and accounting expenses incurred in connection with the commencement of XBRL reporting in August 2011.

The Company incurred a net loss of $8,213 during the three months ended September 30, 2011 as compared to a net loss of $3,293 during the three months ended September 30, 2010.  The Company incurred a net loss of $18,485 during the nine months ended September 30, 2011 as compared to a net loss of $12,742 during the nine months ended September 30, 2010.  The increase in net loss in 2011 as compared to 2010 is primarily the result of higher general and administrative expenses in 2011 as discussed above and increased interest expense on the notes payable to stockholder.

Net cash used by operating activities was $16,941 for the nine months ended September 30, 2011 resulting primarily from the net loss of $18,485 and a $1,544 increase in accrued interest.  Net cash used by operating activities was $20,114 during the nine months ended September 30, 2010 resulting primarily from the net loss of $12,742, an $8,424 decrease in accounts payable, and a $1,052 increase in accrued interest.

No cash was provided or used by investing activities during the first nine months of 2011 or 2010.

Net cash provided by financing activities for the nine months ended September 30, 2011 was $25,000 as a result of demand loans from a stockholder which bear interest at 6% per annum.  Net cash provided by financing activities during the nine months ended September 30, 2010 was also $25,000 as a result of a demand loan from a stockholder bearing interest at 6% per annum.

Since the Company does not generate any revenues from operations, it is dependent on sales of securities, loans or contributions from its stockholders in order to pay its operating costs.  During May and June 2011, the Company borrowed $25,000 from a stockholder pursuant to unsecured demand notes bearing interest at the rate of 6% per annum.  It is anticipated that the proceeds from such loans will be sufficient to pay the Company’s costs of operation for approximately the next six months unless the holder of the note demands repayment.  In addition, in the event the Company locates a suitable candidate for potential acquisition, the Company will also require additional funds to pay the costs of negotiating and completing the acquisition of such candidate.  The Company has not entered into any agreement or arrangement for the provision of any additional funding and no assurances can be given that such funding will be available to the Company on terms acceptable to it or at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a “smaller reporting company.”

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of September 30, 2011, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of September 30, 2011 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Bioethics, Ltd.

Date: November 8, 2011	By /s/ Jed Beck
Jed Beck
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)