Form 10-K
period 2011-12-31
BIOETHICS LTD
filed 2012-03-30
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

   X .   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2011

       .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (22.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     X .

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

As of June 30, 2011, there was no established trading market for the registrant’s common stock and such common stock had no readily ascertainable fair market value.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes      . No      .

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 6, 2012, there were 11,000,000 shares of the issuer’s common stock outstanding.

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

As of December 31, 2011, the Company had a working capital deficit of $46,741 and is dependent on loans or contributions from stockholders or sales of common stock to obtain the capital required to continue its operations.  However, even if additional funding is received, it is not anticipated that it will be in an amount that is adequate to permit the Company to undertake an elaborate or extensive search for business opportunities.  This limited capital will prevent the Company from participating in any business opportunity which requires immediate additional capital and may make it difficult or impossible for the Company to locate a business opportunity.

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

There is no established market for the Company’s common stock and there can be no assurance that even the limited market will continue in the future.

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

Item 1B.  Unresolved Staff Comments.

Not Applicable.  The Company is a “smaller reporting company.”

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

Item 4.  Mine Safety Disclosures.

Not applicable.

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

On March 6, 2012, there were no published bid or asked quotations for the Company’s common stock on the OTC Bulletin Board.

At March 6, 2012, there were approximately 384 holders of record of the Company’s common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during our 2011 fiscal year.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2011 fiscal year.

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2011 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At December 31, 2011, the Company had a working capital deficit of $46,741 and a stockholders’ deficit accumulated during the development state of $150,517.  The Company incurred net losses of $24,774 and $16,800 for its fiscal years ended December 31, 2011 and 2010, respectively.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The Fiscal Year Ended December 31, 2011 Compared to the Fiscal Year Ended December 31, 2010

The Company did not conduct any operations during its fiscal years ended December 31, 2011 or 2010, respectively, and has no assets other than cash.  At December 31, 2011, the Company had cash in the amount of $6,989 as compared to cash at December 31, 2010 in the amount of $4,463.  The increase in cash from 2010 to 2011 is the result of $25,000 in demand loans from a stockholder during 2011.  At December 31, 2011, the Company had current liabilities of $53,730, consisting of accrued interest payable - stockholder ($3,730) and notes payable – stockholder ($50,000).  At December 31, 2010, the Company had current liabilities of $26,430, consisting of accrued interest payable - stockholder ($1,430) and notes payable – stockholder of $25,000.  The increase in current liabilities from 2010 to 2011 results from the $2,300 increase in accrued interest payable and the $25,000 increase in notes payable - stockholder.  The Company had a working capital deficit of $46,741 at December 31, 2011 as compared to a working capital deficit of $21,967 at December 31, 2010.

The Company did not generate revenues during its 2011 or 2010 fiscal years.  The Company incurred general and administrative expenses of $22,474 during the year ended December 31, 2011 as compared to $15,370 during the year ended December 31, 2010.  The increase in general and administrative expenses is primarily the result of higher legal and accounting expenses in 2011 as compared to 2010, primarily as a result of the commencement of XBRL reporting in August 2011.

The Company incurred a net loss of $24,774 during the year ended December 31, 2011 as compared to a net loss of $16,800 during the year ended December 31, 2010.  The $7,974 increase in net loss in 2011 as compared to 2010 is primarily the result of higher general and administrative expenses in 2011 as discussed above and the $870 increase in interest expense with respect to the note payable - stockholder.

Net cash used by operating activities was $22,474 during the 2011 fiscal year resulting primarily from the net loss of $24,774, which was partially offset by a $2,300 increase in accrued interest.  Net cash used by operating activities was $23,794 during the 2010 fiscal year resulting primarily from the net loss of $16,800 and an $8,424 decrease in accounts payable, which was partially offset by a $1,430 increase in accrued interest.

No cash was provided or used by investing activities during the 2011 or 2010 fiscal years.

Net cash provided by financing activities was $25,000 during the year ended December 31, 2011 as a result of demand loans from a stockholder which bear interest at 6% per annum.   Net cash provided by financing activities was also $25,000 during the year ended December 31, 2010 as a result of a demand loan from a stockholder which bears interest at 6% per annum.

Since the Company does not generate any revenues from operations, it is dependent on sales of securities, loans or contributions from its stockholders in order to pay its operating costs.  During May and June 2011, the Company borrowed a total of $25,000 from a stockholder pursuant to unsecured demand notes bearing interest at the rate of 6% per annum.  However, as of December 31, 2011, the Company had expended substantially all of such amount, its current liabilities exceeded its current assets by $46,741 and the Company required additional contributions to capital, loans or proceeds from sales of its common stock in order to continue its operations.  In addition, in the event the Company locates a suitable candidate for potential acquisition, the Company will also require additional funds to pay the costs of negotiating and completing the acquisition of such candidate.  The Company has not entered into any agreement or arrangement for the provision of any additional funding and no assurances can be given that such funding will be available to the Company on terms acceptable to it or at all.

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

Financial Statements, December 31, 2011

Report of Independent Registered Public Accounting Firm

Balance Sheets, December 31, 2011 and 2010

Statements of Operations for the years ended December 31, 2011 and 2010 and from inception on July 26, 1990 through December 31, 2011

Statement of Stockholders’ Equity (Deficit) from inception on July 26, 1990 through December 31, 2011

Statements of Cash Flows, for the years ended December 31, 2011 and 2010 and from inception on July 26, 1990 through December 31, 2011

Notes to Financial Statements

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of December 31, 2011, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of December 31, 2011 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this evaluation, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, with the participation of our Chief Executive Officer/Chief Financial Officer concluded that as of December 31, 2011, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Term Of Office	Positions Held
Jed Beck	29	2012	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

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

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during 2011, and took action by unanimous written consents in lieu of meetings.  Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not have an annual stockholder meeting during the prior year.

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

Item 11.  Executive Compensation

Jed Beck acts as the sole officer and director of the Company.  Mr. Beck does not currently receive any compensation, from the Company.  The Company has not paid any compensation to any officer during the past three years nor has the Company granted any stock options or restricted stock to its officers during the past three years.

The Company has no retirement, pension, profit sharing, or insurance or medical reimbursement plans covering its officers or directors, and is not contemplating implementing any of these plans at this time.

The Company’s directors do not receive any compensation for serving as directors of the Company and no compensation was paid to the Company’s sole director during the 2011 or 2010 fiscal years.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 6, 2012, the number of shares of the Company’s common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s common stock, and by each of the Company’s officers and directors, and by all officers and directors as a group.  On such date there were 11,000,000 shares of the Company’s common stock issued and outstanding.

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

During May and June 2011, the Company borrowed $5,000  and $20,000, respectively, from a stockholder of the Company, which loan is evidenced by promissory notes that are due on demand and bear interest at the rate of 6% per annum.

Our board of directors consists of one person; Jed Beck.  Our sole director is not “independent” within the meaning of Rule 4200(a)(15) of the NASDAQ Marketplace because he is an officer of the Company.

Item 14.  Principal Accounting Fees and Services

Pritchett, Siler & Hardy, P.C. served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2011 and 2010.

During the fiscal years ended December 31, 2011 and 2010, fees for services provided by Pritchett, Siler & Hardy, P.C. were as follows:

	Year Ended
	December 31,
	2011	2010
Audit Fees	$9,600	$8,735
Audit-Related Fees	0	0
Tax Fees	350	300
All Other Fees	0	0

Total	$9,950	$9,035

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

Item 15. Exhibits, Financial Statement Schedules.

The following documents are included as exhibits to this report.

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated by Reference*
3.2	3	Bylaws	Incorporated by Reference*
10.1	10	Promissory Note dated January 18, 2010	This Filing
10.2	10	Promissory Note dated May 10, 2011	Incorporated by Reference**
10.3	10	Promissory Note dated June 27, 2011	Incorporated by Reference**
31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing
101.INS***		XBRL Instance Document	This Filing
101.SCH***		XBRL Taxonomy Extension Schema	This Filing
101.CAL***		XBRL Taxonomy Extension Calculation Linkbase	This Filing
101.DEF***		XBRL Taxonomy Extension Definition Linkbase	This Filing
101.LAB***		XBRL Taxonomy Extension Label Linkbase	This Filing
101.PRE**		XBRL Taxonomy Extension Presentation Linkbase	This Filing

*Incorporated by reference to Exhibits 3(i) and 3(ii) of the Company’ 2003 Form 10-KSB report, filed March 30, 2004.

**Incorporated by reference to the Company’s Form 10-Q report for the quarter ended June 30, 2011, filed August 15, 2011.

***XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bioethics, Ltd.

(Registrant)

Date:  March 30, 2012

/s/ Jed Beck

Jed Beck

President, Chief Executive Officer and

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2012

/s/ Jed Beck

Jed Beck

President, Chief Executive

Officer, Chief Financial Officer

and Director

(Principal Executive and

Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Company did not provide any annual report to its security holders covering the fiscal year ended December 31, 2011.

As of the date of this report, the Company has not sent a proxy statement, form of proxy or other proxy soliciting material to more than ten of its security holders with respect to any annual or other meeting of security holders during 2011 or 2012.

BIOETHICS, LTD.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2011

BIOETHICS, LTD.

[A Development Stage Company]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Bioethics, Ltd.

American Fork, Utah

We have audited the accompanying balance sheets of Bioethics, Ltd. [a development stage company] as of December 31, 2011 and 2010 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2011 and for the period from inception on July 26, 1990 through December 31, 2011. Bioethics, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioethics, Ltd. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 and for the period from inception on July 26, 1990 through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 30, 2012

BIOETHICS, LTD.

[A Development Stage Company]

BALANCE SHEETS

	December 31,	December 31,
	2011	2010
CURRENT ASSETS
Cash	$6,989	$4,463

Total Current Assets	6,989	4,463

Total Assets	$6,989	$4,463

CURRENT LIABILITIES
Accounts payable	$-	$-
Accrued Interest Payable – Stockholder	3,730	1,430
Notes Payable – Stockholder	50,000	25,000

Total Current Liabilities	53,730	26,430
Total Liabilities	53,730	26,430
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock; $.001 par value, 25,000,000 shares authorized, 11,000,000 shares issued and outstanding	11,000	11,000
Capital in excess of par value	92,776	92,776
Deficit accumulated during the development stage	(150,517)	(125,743)

Total Stockholders’ Equity (Deficit)	(46,741)	(21,967)

	$6,989	$4,463

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the		From Inception
	Year Ended		On July 26, 1990
	December 31,		Through Dec 31,
	2011	2010	2011

REVENUE	$-	$-	$-

EXPENSES:
General and administrative	22,474	15,370	146,787

LOSS BEFORE OTHER INCOME (EXPENSE)	(22,474)	(15,370)	(146,787)

OTHER INCOME (EXPENSE)
Interest Expense	(2,300)	(1,430)	(3,730)

LOSS BEFORE INCOME TAXES	(24,774)	(16,800)	(150,517)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(24,774)	$(16,800)	$(150,517)

LOSS PER COMMON SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON JULY 26, 1990

THROUGH DECEMBER 31, 2011

			Capital	Deficit
			in	Accumulated
	Common Stock		Excess of	During the
			Par	Development
	Shares	Amount	Value	Stage
BALANCE, July 26, 1990	-	$-	$-	$-

Issuance of 1,000,000 shares of common stock for cash at $.001 per share, July 1990	1,000,000	1,000	-	-

Net loss for the period ended December 31, 1990	-	-	-	(1,000)

BALANCE, December 31, 1990	1,000,000	1,000	-	(1,000)

Net loss for the year ended December 31, 1991	-	-	-	-

BALANCE, December 31, 1991	1,000,000	1,000	-	(1,000)

Net loss for the year ended December 31, 1992	-	-	-	-

BALANCE, December 31, 1992	1,000,000	1,000	-	(1,000)

Net loss for the year ended December 31, 1993	-	-	-	-

BALANCE, December 31, 1993	1,000,000	1,000	-	(1,000)

Net loss for the year ended December 31, 1994	-	-	-	-

BALANCE, December 31, 1994	1,000,000	1,000	-	(1,000)

Net loss for the year ended December 31, 1995	-	-	-	-

BALANCE, December 31, 1995	1,000,000	1,000	-	(1,000)

Net loss for the year ended December 31, 1996	-	-	-	-

BALANCE, December 31, 1996	1,000,000	1,000	-	(1,000)

Net loss for the year ended December 31, 1997	-	-	-	-

BALANCE, December 31, 1997	1,000,000	1,000	-	(1,000)

Issuance of 10,000,000 shares of common stock for cash at $.004 per share, May 1998	10,000,000	10,000	30,000	-

Net loss for the year ended December 31, 1998	-	-	-	(5,335)

BALANCE, December 31, 1998	11,000,000	11,000	30,000	(6,335)

Net loss for the year ended December 31, 1999	-	-	-	(5,531)

BALANCE, December 31, 1999	11,000,000	11,000	30,000	(11,866)

Net loss for the year ended December 31, 2000	-	-	-	(6,266)

 [Continued]

BIOETHICS, LTD.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON JULY 26, 1990

THROUGH DECEMBER 31, 2011

[Continued]

			Capital	Deficit
			in	Accumulated
	Common Stock		Excess of	During the
			Par	Development
	Shares	Amount	Value	Stage
BALANCE, December 31, 2000	11,000,000	11,000	30,000	(18,132)

Net loss for the year ended December 31, 2001	-	-	-	(6,758)

BALANCE, December 31, 2001	11,000,000	11,000	30,000	(24,890)

Net loss for the year ended December 31, 2002	-	-	-	(5,081)

BALANCE, December 31, 2002	11,000,000	11,000	30,000	(29,971)

Net loss for the year ended December 31, 2003	-	-	-	(5,893)

BALANCE, December 31, 2003	11,000,000	11,000	30,000	(35,864)

Net loss for the year ended December 31, 2004	-	-	-	(5,858)

BALANCE, December 31, 2004	11,000,000	11,000	30,000	(41,722)

Capital contribution by shareholder	-	-	20,000	-

Net loss for the year ended December 31, 2005	-	-	-	(6,795)

BALANCE, December 31, 2005	11,000,000	11,000	50,000	(48,517)

Capital contribution by shareholder	-	-	10,000	-

Net loss for the year ended December 31, 2006	-	-	-	(15,641)

BALANCE, December 31, 2006	11,000,000	11,000	60,000	(64,158)

Capital contribution by shareholder	-	-	15,000	-

Net loss for the year ended December 31, 2007	-	-	-	(11,021)

BALANCE, December 31, 2007	11,000,000	11,000	75,000	(75,179)

Net loss for the year ended December 31, 2008	-	-	-	(11,823)

BALANCE, December 31, 2008	11,000,000	11,000	75,000	(87,002)

Capital contribution by shareholder	-	-	17,776	-

Net loss for the year ended December 31, 2009	-	-	-	(21,941)

BALANCE, December 31, 2009	11,000,000	11,000	92,776	(108,943)

Net loss for the year ended December 31, 2010	-	-	-	(16,800)

BALANCE, December 31, 2010	11,000,000	$11,000	$92,776	$(125,743)

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON JULY 26, 1990

THROUGH DECEMBER 31, 2011

[Continued]

			Capital	Deficit
			in	Accumulated
	Common Stock		Excess of	During the
			Par	Development
	Shares	Amount	Value	Stage

Net loss for the year ended December 31, 2011	-	-	-	(24,774)

BALANCE, December 31, 2011	11,000,000	$11,000	$92,776	$(150,517)

BIOETHICS, LTD.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

			From Inception
			on July 26
	For the Year Ended		1990 Through
	December 31,		December 31,
	2011	2010	2011
Cash Flows from Operating Activities:
Net loss	$(24,774)	$(16,800)	$(150,517)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	-	(8,424)	-
Increase (decrease) in accrued interest	2,300	1,430	3,730

Net Cash (Used) by Operating Activities	(22,474)	(23,794)	(146,787)

Cash flows from Investing Activities:	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from common stock issuance	-	-	41,000
Capital contribution	-	-	62,776
Proceeds from notes payable	25,000	25,000	50,000

Net Cash Provided by Financing Activities	25,000	25,000	153,776

Net Increase (Decrease) in Cash	2,526	1,206	6,989

Cash at Beginning of Period	4,463	3,257	-

Cash at End of Period	$6,989	$4,463	$6,989

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental schedule of Non-cash Investing and Financing Activities:
For the year ended December 31, 2011:
None

For the year ended December 31, 2010:
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

Income Taxes - The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes” [See Note 3].

The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes,” on January 1, 2007. As a result of the implementation of ASC Topic No. 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2011 and 2010, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2011 and 2010.  All tax years starting with 2009 are open for examination.

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

Accounting Standards Update (“ASU”) ASU No. 2009-2 through ASU No. 2011-12 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

The Company has no tax provisions at December 31, 2011 and 2010, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2011 and 2010, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2011 and December 31, 2010.

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

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2011 and 2010:

	2011	2010

Deferred tax assets:
NOL Carryover	$22,400	18,700
Valuation allowance	(22,400)	(18,700)

Net deferred tax asset	$-	$-

BIOETHICS, LTD.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES (CONTINUED)

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended December 31, 2011 and 2010 due to the following:

	2011	2010

Book Loss (15% statutory rate)	$(3,700)	$(2,500)
Valuation allowance	3,700	2,500

Tax at effective rate	$-	$-

At December 31, 2011, the Company had net operating loss carryforwards of approximately $149,300 that may be offset against future taxable income from the year 2012 through 2031.  No tax benefit has been reported in the December 31, 2011 or 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - For the years ended December 2011 and 2010, the Company did not pay any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

Capital Contribution - During the year ended December 31, 2009, a shareholder of the Company contributed $17,776 to the Company.

Notes Payable - In January 2010, the Company borrowed $25,000 from a stockholder of the Company pursuant to an unsecured promissory note.  The note is due on demand and accrues interest at 6% per annum.  In May and June 2011, the Company borrowed $5,000 and $20,000 from a stockholder of the Company pursuant to unsecured promissory notes.  The notes are due on demand and accrue interest at 6% per annum.  At December 31, 2011 accrued interest was $3,730.

NOTE 5 - CHANGES IN CONTROL

In May 1998, the Company raised $40,000 through the sale of 10,000,000 shares of common stock.   The shares sold represented approximately ninety-one percent (91%) of the outstanding shares of common stock of the Company resulting in a change in control of the Company.  The proceeds from the stock sale were used to pay for legal and accounting fees and for management to search for possible business opportunities.  The former officers and directors of the Company resigned and an individual holding approximately 23% of the outstanding common stock was appointed as the sole officer and director of the Company.

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

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the
	Year Ended
	December 31,
	2011	2010

Loss from continuing operations applicable to common stockholders (numerator)	$(24,774)	$(16,800)

Weighted average number of common shares outstanding used in loss per share calculation during the period (denominator)	11,000,000	11,000,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional events to disclose.