Form 10-Q
period 2012-03-31
BIOETHICS LTD
filed 2012-05-14
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

   X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 14, 2012, the issuer had outstanding 11,000,000 shares of common stock, par value $0.001.

BIOETHICS, LTD.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIOETHICS, LTD.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
CURRENT ASSETS
Cash	$5,807	$6,989

Total Current Assets	5,807	6,989

	$5,807	$6,989

CURRENT LIABILITIES
Accounts payable	$5,618	$-
Accrued Interest Payable – Stockholder	4,478	3,730
Notes Payable – Stockholder	50,000	50,000

Total Current Liabilities	60,096	53,730
Total Liabilities	60,096	53,730
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock; $.001 par value, 25,000,000 shares authorized, 11,000,000 shares issued and outstanding	11,000	11,000
Capital in excess of par value	92,776	92,776
Deficit accumulated during the development stage	(158,065)	(150,517)

Total Stockholders’ Equity (Deficit)	(54,289)	(46,741)

	$5,807	$6,989

Note: The balance sheet at December 31, 2011 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			From Inception
	For the Three		On July 26, 1990
	Months Ended March 31,		Through March 31,
	2012	2011	2012

REVENUE	$-	$-	$-

EXPENSES:
General and administrative	6,800	6,305	153,587

LOSS BEFORE OTHER INCOME (EXPENSE)	(6,800)	(6,305)	(153,587)

OTHER INCOME (EXPENSE)
Interest Expense	(748)	(370)	(4,478)

LOSS BEFORE INCOME TAXES	(7,548)	(6,675)	(158,065)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(7,548)	$(6,675)	$(158,065)

LOSS PER COMMON SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOETHICS, LTD.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From Inception
	For the Three		on July 26,
	Months Ended		1990 Through
	March 31,		March 31,
	2012	2011	2012
Cash Flows from Operating Activities:
Net loss	$(7,548)	$(6,675)	$(158,065)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	5,618	5,200	5,618
Increase (decrease) in accrued interest	748	370	4,478

Net Cash (Used) by Operating Activities	(1,182)	(1,105)	(147,969)

Cash flows from Investing Activities:	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from common stock issuance	-	-	41,000
Capital contribution	-	-	62,776
Proceeds from notes payable	-	-	50,000

Net Cash Provided by Financing Activities	-	-	153,776

Net Increase (Decrease) in Cash	(1,182)	(1,105)	5,807

Cash at Beginning of Period	6,989	4,463	-

Cash at End of Period	$5,807	$3,358	$5,807

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental schedule of Non-cash Investing and Financing Activities:

       For the three months ended March 31, 2012:

              None

       For the three months ended March 31, 2011:

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2012 and 2011 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

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

Capital Contribution - During the years 2005 to 2009, the Company received a total of $62,776 in shareholder contributions.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the three months ended March 31, 2012 and 2011, the Company did not pay any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

Notes Payable - In January 2010, the Company borrowed $25,000 from a stockholder of the Company pursuant to an unsecured promissory note.  In May and June 2011, the Company borrowed $5,000 and $20,000 from a stockholder of the Company pursuant to unsecured promissory notes.  Such notes are due on demand and accrue interest at 6% per annum.  At March 31, 2012 accrued interest on such notes was $4,478.

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

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the Three
	Months Ended
	March 31,
	2012	2011

Loss from continuing operations applicable to common stockholders (numerator)	$(7,548)	$(6,675)

Weighted average number of common shares outstanding used in loss per share calculation during the period (denominator)	11,000,000	11,000,000

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our financial statements, which are included elsewhere in this report. The following information contains forward-looking statements. (See “Forward-Looking Statements” below and “Risk Factors.”)

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2011 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At March 31, 2012, the Company had a working capital deficit of $54,289 and a deficit accumulated during the development stage of $158,065.  The Company incurred net losses of $7,548 and $6,675 for the three months ended March 31, 2012 and 2011, respectively.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The Fiscal Quarter ended March 31, 2012 Compared to the Fiscal Quarter ended March 31, 2011

The Company did not conduct any operations during its fiscal quarters ended March 31, 2012 or 2011, respectively, and had no assets other than cash.  At March 31, 2012, the Company had cash in the amount of $5,807 as compared to cash at December 31, 2011 in the amount of $6,989.  The decrease in cash is the result of the payment of expenses.  At March 31, 2012, the Company had total current liabilities of $60,096 consisting of accounts payable of $5,618, notes payable - stockholder of $50,000 and accrued interest payable - stockholder of $4,478, as compared to total current liabilities of $53,730 at December 31, 2011 consisting of notes payable -- stockholder of $50,000 and accrued interest payable - stockholder of $3,730. The Company had a working capital deficit of $54,289 at March 31, 2012 as compared to a working capital deficit of $46,741 at December 31, 2011.

The Company did not generate revenues during the first fiscal quarter of 2012 or 2011. The Company incurred general and administrative expenses of $6,800 during the three months ended March 31, 2012 as compared to $6,305 during the three months ended March 31, 2011.  Such expenses consist primarily of legal and accounting fees as well as taxes and annual fees required to maintain the Company’s corporate status.

The Company incurred a net loss of $7,548 during the three months ended March 31, 2012 as compared to a net loss of $6,675 during the three months ended March 31, 2011.  The increase in net loss in 2012 as compared to 2011 is primarily the result of higher general and administrative expenses in 2012.

Net cash used by operating activities was $1,182 for the three months ended March 31, 2012 resulting primarily from the net loss of $7,548 partially offset by a $5,618 increase in accounts payable and a $748 increase in accrued interest.  Net cash used by operating activities was $1,105 during the three months ended March 31, 2011 resulting primarily from the net loss of $6,675 partially offset by a $5,200 increase in accounts payable and a $370 increase in accrued interest.

No cash was provided or used by investing activities during the first three months of 2012 or 2011.

No cash was provided or used by financing activities during the first three months of 2012 or 2011.

Since the Company does not generate any revenues from operations, it is dependent on sales of securities, loans or contributions from its stockholders in order to pay its operating costs.  During May and June 2011, the Company borrowed a total of $25,000 from a stockholder pursuant to unsecured demand notes bearing interest at the rate of 6% per annum.  However, as of March 31, 2012, the Company had expended substantially all of such amount, its current liabilities exceeded its current assets by $54,289 and the Company required additional contributions to capital, loans or proceeds from sales of its common stock in order to continue its operations.  In addition, in the event the Company locates a suitable candidate for potential acquisition, the Company will also require additional funds to pay the costs of negotiating and completing the acquisition of such candidate.  The Company has not entered into any agreement or arrangement for the provision of any additional funding and no assurances can be given that such funding will be available to the Company on terms acceptable to it or at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a “smaller reporting company.”

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of March 31, 2012, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of March 31, 2012 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, using the COSO framework, our management, with the participation of our Chief Executive Officer/Chief Financial Officer identified a weakness in the Company’s internal control, which arises from the fact that the Company’s principal executive and principal financial officers are the same person, which does not allow for segregation of duties.  Our management believes the materiality of this weakness is mitigated by the Company’s status as a shell company with no significant assets or liabilities, no business operations and a limited number of transactions each year, and that the weakness does not have a material effect on the accuracy and completeness of our financial reporting and disclosure as included in this report.

Part II---OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

Item 1A.  Risk Factors.

See the risk factors described in Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

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

Bioethics, Ltd.

Date: May 14, 2012	By /s/ Jed Beck
Jed Beck
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)