Form 10-Q
period 2012-06-30
BIOETHICS LTD
filed 2012-08-14
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________

Commission File Number 33-55254-41

BIOETHICS, LTD.
(Exact name of registrant as specified in charter)

NEVADA	87-0485312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

182 S. 400 E., Alpine, Utah	84004
(Address of principal executive offices)	(Zip Code)

(505) 681-4210
(Issuer’s telephone number, including area code)

1137 N. 120 W. American Fork, Utah 84003
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

Yes   X  . No      .

As of August 10, 2012, the issuer had outstanding 11,000,000 shares of common stock, par value $0.001.

BIOETHICS, LTD.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIOETHICS, LTD.
[A Development Stage Company]
UNAUDITED CONDENSED BALANCE SHEETS
	June 30,	December 31,
	2012	2011
CURRENT ASSETS
Cash	$-	$6,989

Total Current Assets	-	6,989

	$-	$6,989

CURRENT LIABILITIES
Bank overdraft	$382	$-
Accounts payable	2,797	-
Accrued Interest Payable - Stockholder	5,226	3,730
Notes Payable – Stockholder	50,000	50,000

Total Current Liabilities	58,405	53,730

Total Liabilities	58,405	53,730

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock; $.001 par value, 25,000,000 shares authorized, 11,000,000 shares issued and outstanding	11,000	11,000
Capital in excess of par value	92,776	92,776
Deficit accumulated during the development stage	(162,181)	(150,517)

Total Stockholders’ Equity (Deficit)	(58,405)	(46,741)

	$-	$6,989

Note: The balance sheet at December 31, 2011 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD. [A Development Stage Company]
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception
					On July 26, 1990
					Through June 30,
	2012	2011	2012	2011	2012

REVENUE	$-	$-	$-	$-	$-

EXPENSES:
General and administrative	3,368	3,180	10,168	9,485	156,955

LOSS BEFORE OTHER INCOME (EXPENSE)
	(3,368)	(3,180)	(10,168)	(9,485)	(156,955)

OTHER INCOME (EXPENSE)
Interest Expense	(748)	(417)	(1,496)	(787)	(5,226)

LOSS BEFORE INCOME TAXES	(4,116)	(3,597)	(11,664)	(10,272)	(162,181)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(4,116)	$(3,597)	$(11,664)	$(10,272)	$(162,181)

LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOETHICS, LTD.
[A Development Stage Company]
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From Inception
			on July 26,
	For the Six Months Ended		1990 Through
	June 30,		June 30,
	2012	2011	2012
Cash Flows from Operating Activities:
Net loss	$(11,664)	$(10,272)	$(162,181)
Adjustments to reconcile net loss to net cash
Changes in assets and liabilities:
Increase (decrease) in accounts payable	2,797	3,005	2,797
Increase (decrease) in accrued interest	1,496	787	5,226

Net Cash (Used) by Operating Activities	(7,371)	(6,480)	(154,158)

Cash flows from Investing Activities:	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Increase in bank overdraft	382	-	382
Proceeds from common stock issuance	-	-	41,000
Capital contribution	-	-	62,776
Proceeds from notes payable	-	25,000	50,000

Net Cash Provided by Financing Activities	382	25,000	154,158

Net Increase (Decrease) in Cash	(6,989)	18,520	-

Cash at Beginning of Period	6,989	4,463	-

Cash at End of Period	$-	$22,983	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental schedule of Non-cash Investing and Financing Activities:
For the six months ended June 30, 2012:
None

For the six months ended June 30, 2011:
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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2012 and 2011 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the six months ended June 30, 2012 and 2011, the Company did not pay any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

Notes Payable - In January 2010, the Company borrowed $25,000 from a stockholder of the Company pursuant to an unsecured promissory note.  In May and June 2011, the Company borrowed $5,000 and $20,000 from a stockholder of the Company pursuant to unsecured promissory notes.  Such notes are due on demand and accrue interest at 6% per annum.  At June 30, 2012 accrued interest on such notes was $5,226.

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

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Loss from continuing operations
applicable to common
stockholders (numerator)	$ (4,116)	$ (3,597)	$ (11,664)	$ (10,272)

Weighted average number of
common shares outstanding
used in loss per share calculation
during the period (denominator)	11,000,000	11,000,000	11,000,000	11,000,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 6 – SUBSEQUENT EVENTS

During July 2012, the Company borrowed $20,000 from a stockholder pursuant to a demand note bearing interest at the rate of 6% per annum.

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2011 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At June 30, 2012, the Company had a working capital deficit of $58,405 and a stockholders’ deficit of $58,405.  The Company incurred net losses of $4,116 for the three months ended June 30, 2012 and $11,664 for the six months ended June 30, 2012.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The Three and Six Month Periods ended June 30, 2012 Compared to the Three and Six Month Periods ended June 30, 2011

The Company did not conduct any operations during its fiscal quarters ended June 30, 2012 or 2011, respectively, and had no assets other than cash.  At June 30, 2012, the Company had cash in the amount of $0 as compared to cash at December 31, 2011 in the amount of $6,989.  The decrease in cash is the result of the payment of expenses.  At June 30, 2012, the Company had total current liabilities of $58,405, consisting of a bank overdraft of $382, accounts payable of $2,797, accrued interest payable - stockholder of $5,226 and notes payable – stockholder of $50,000, as compared to total current liabilities of $53,730 at December 31, 2011 consisting of accrued interest payable – stockholder of $3,730 and notes payable - stockholder of $50,000.  The Company had a working capital deficit of $58,405 at June 30, 2012 as compared to a working capital deficit of $46,741 at December 31, 2011.

The Company did not generate revenues during the first or second fiscal quarters of 2012 or 2011.  The Company incurred general and administrative expenses of $3,368 during the three months ended June 30, 2012 as compared to $3,180 during the three months ended June 30, 2011.  The Company incurred general and administrative expenses of $10,168 during the six months ended June 30, 2012 as compared to $9,485 during the six months ended June 30, 2011.  Such expenses consist primarily of legal and accounting fees as well as taxes and annual fees required to maintain the Company’s corporate status.

The Company incurred a net loss of $4,116 during the three months ended June 30, 2012 as compared to a net loss of $3,597 during the three months ended June 30, 2011 with the difference being attributable to increases in general and administrative expenses and interest expense during 2012.  The Company incurred a net loss of $11,664 during the six months ended June 30, 2012 as compared to a net loss of $10,272 during the six months ended June 30, 2011 with the difference also being attributable to increases in general and administrative expenses and interest expense during 2012.

Net cash used by operating activities was $7,371 for the six months ended June 30, 2012 resulting primarily from the net loss of $11,664, a $2,797 increase in accounts payable and a $1,496 increase in accrued interest.  Net cash used by operating activities was $6,480 during the six months ended June 30, 2011 resulting primarily from the net loss of $10,272 partially offset by a $3,005 increase in accounts payable and a $787 increase in accrued interest.

No cash was provided or used by investing activities during the first six months of 2012 or 2011.

Net cash provided by financing activities during the six months ended June 30, 2012 was $382 as a result of a bank overdraft.  Net cash provided by financing activities during the six months ended June 30, 2011 was $25,000 as a result of demand loans from a stockholder which bear interest at 6% per annum.

Since the Company does not generate any revenues from operations, it is dependent on sales of securities, loans or contributions from its stockholders in order to pay its operating costs.  During May and June 2011 the Company borrowed $25,000 from a stockholder pursuant to unsecured demand notes bearing interest at the rate of 6% per annum, however, as of June 30, 2012, the Company had expended all of such funds, it had no cash or other current assets and its liabilities exceeded its assets by $58,405.  During July 2012, the Company borrowed $20,000 from a stockholder pursuant to a demand note bearing interest at the rate of 6% per annum.  It is anticipated that the proceeds from such loan will be sufficient to pay the Company’s costs of operation for at least the next six months unless the holder of the note should demand repayment.  In addition, in the event the Company locates a suitable candidate for potential acquisition, the Company will require additional funds to pay the costs of negotiating and completing the acquisition of such candidate.  The Company has not entered into any agreement or arrangement for the provision of any additional funding and no assurances can be given that such funding will be available to the Company on terms acceptable to it or at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a “smaller reporting company.”

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of June 30, 2012, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of June 30, 2012 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Bioethics, Ltd.

Date: August 14, 2012	By /s/ Jed Beck
Jed Beck
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)