Form 10-Q
period 2012-09-30
BIOETHICS LTD
filed 2012-11-01
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

__________________________________________________________________________
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

Yes   X  . No      .

As of November 1, 2012, the issuer had outstanding 11,000,000 shares of common stock, par value $0.001.

BIOETHICS, LTD.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIOETHICS, LTD.
[A Development Stage Company]
UNAUDITED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
CURRENT ASSETS
Cash	$10,966	$6,989

Total Current Assets	10,966	6,989

	$10,966	$6,989

CURRENT LIABILITIES
Bank Overdraft	$-	$-
Accounts payable	997	-
Accrued Interest Payable - Stockholder	6,232	3,730
Notes Payable – Stockholder	70,000	50,000

Total Current Liabilities	77,229	53,730

Total Liabilities	77,229	53,730

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock; $.001 par value, 25,000,000 shares authorized, 11,000,000 shares issued and outstanding	11,000	11,000

Capital in excess of par value	92,776	92,776
Deficit accumulated during the development stage
	(170,039)	(150,517)

Total Stockholders’ Equity (Deficit)	(66,263)	(46,741)

	$10,966	$6,989

Note: The balance sheet at December 31, 2011 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.
[A Development Stage Company]
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three		For the Nine		From Inception
	Months Ended		Months Ended		On July 26, 1990
	September 30,		September 30,		Through Sept 30,
	2012	2011	2012	2011	2012

REVENUE	$-	$-	$-	$-	$-

EXPENSES:
General and administrative	6,852	7,457	17,020	16,941	163,807

LOSS BEFORE OTHER INCOME (EXPENSE)
	(6,852)	(7,457)	(17,020)	(16,941)	(163,807)

OTHER INCOME (EXPENSE)
Interest Expense	(1,006)	(756)	(2,502)	(1,544)	(6,232)

LOSS BEFORE INCOME TAXES	(7,858)	(8,213)	(19,522)	(18,485)	(170,039)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(7,858)	$(8,213)	$(19,522)	$(18,485)	$(170,039)

LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOETHICS, LTD.
[A Development Stage Company]
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From Inception
			on July 26,
	For the Nine Months Ended		1990 Through
	September 30,		September 30,
	2012	2011	2012
Cash Flows from Operating Activities:
Net loss	$(19,522)	$(18,485)	$(170,039)
Adjustments to reconcile net loss to net cash used by operating activities:

Changes in assets and liabilities:
Increase (decrease) in accounts payable	997	-	997
Increase (decrease) in accrued interest	2,502	1,544	6,232

Net Cash (Used) by Operating Activities	(16,023)	(16,941)	(162,810)

Cash flows from Investing Activities:	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Increase in bank overdraft	-	-	-
Proceeds from common stock issuance	-	-	41,000
Capital contribution	-	-	62,776
Proceeds from notes payable	20,000	25,000	70,000

Net Cash Provided by Financing Activities	20,000	25,000	173,776

Net Increase (Decrease) in Cash	3,977	8,059	10,966

Cash at Beginning of Period	6,989	4,463	-

Cash at End of Period	$10,966	$12,522	$10,966

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental schedule of Non-cash Investing and Financing Activities:

For the nine months ended September 30, 2012:
None

For the nine months ended September 30, 2011:
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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2012 and 2011 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the nine months ended September 30, 2012 and 2011, the Company did not pay any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

Notes Payable - In January 2010, the Company borrowed $25,000 from a stockholder of the Company pursuant to an unsecured promissory note.  In May and June 2011, the Company borrowed $5,000 and $20,000 from a stockholder of the Company pursuant to unsecured promissory notes.  In July 2012, the Company borrowed $20,000 from a stockholder of the Company pursuant to an unsecured promissory note.  Such notes are due on demand and accrue interest at 6% per annum.  At September 30, 2012 accrued interest on such notes was $6,232.

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

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Loss from continuing operations applicable to common stockholders (numerator)

	$(7,858)	$(8,213)	$(19,522)	$(18,485)

Weighted average number of common shares outstanding used in loss per share calculation during the period (denominator)

	11,000,000	11,000,000	11,000,000	11,000,000

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2011 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At September 30, 2012, the Company had a working capital deficit of $66,263 and a stockholders’ deficit of $66,263.  The Company incurred net losses of $7,858 for the three months ended September 30, 2012 and $19,522 for the nine months ended September 30, 2012.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The Three and Nine Month Periods ended September 30, 2012 Compared to the Three and Nine Month Periods ended September 30, 2011

The Company did not conduct any operations during its fiscal quarters ended September 30, 2012 or 2011, respectively, and had no assets other than cash.  At September 30, 2012, the Company had cash in the amount of $10,966 as compared to cash at December 31, 2011 in the amount of $6,989.  The increase in cash is the result of the receipt of proceeds from a stockholder loan during July 2012.  At September 30, 2012, the Company had total current liabilities of $77,229, consisting of accounts payable of $997, accrued interest payable - stockholder of $6,232 and notes payable – stockholder of $70,000, as compared to total current liabilities of $53,730 at December 31, 2011 consisting of accrued interest payable – stockholder of $3,730 and notes payable - stockholder of $50,000.  The Company had a working capital deficit of $66,263 at September 30, 2012 as compared to a working capital deficit of $46,741 at December 31, 2011.

The Company did not generate revenues during the first nine months of 2012 or 2011.  The Company incurred general and administrative expenses of $6,852 during the three months ended September 30, 2012 as compared to $7,457 during the three months ended September 30, 2011.  The Company incurred general and administrative expenses of $17,020 during the nine months ended September 30, 2012 as compared to $16,941 during the nine months ended September 30, 2011.  Such expenses consist primarily of legal and accounting fees as well as taxes and annual fees required to maintain the Company’s corporate status.

The Company incurred a net loss of $7,858 during the three months ended September 30, 2012 as compared to a net loss of $8,213 during the three months ended September 30, 2011 with the difference being attributable to a slight decrease in general and administrative expenses during 2012 that was partially offset by an increase in interest expense.  The Company incurred a net loss of $19,522 during the nine months ended September 30, 2012 as compared to a net loss of $18,485 during the nine months ended September 30, 2011 with the difference being primarily attributable to an increase in interest expense during 2012.

Net cash used by operating activities was $16,023 for the nine months ended September 30, 2012 resulting from the net loss of $19,522, a $997 increase in accounts payable and a $2,502 increase in accrued interest. Net cash used by operating activities was $16,941 during the nine months ended September 30, 2011 resulting from the net loss of $18,485 partially offset by a $1,544 increase in accrued interest.

No cash was provided or used by investing activities during the first nine months of 2012 or 2011.

Net cash provided by financing activities during the nine months ended September 30, 2012 was $20,000 as a result of a demand loan from a stockholder.  Net cash provided by financing activities during the nine months ended September 30, 2011 was $25,000 as a result of demand loans from a stockholder.  All of such stockholder loans bear interest at 6% per annum.

Since the Company does not generate any revenues from operations, it is dependent on sales of securities, loans or contributions from its stockholders in order to pay its operating costs.  During May and June 2011 the Company borrowed $25,000 from a stockholder pursuant to unsecured demand notes bearing interest at the rate of 6% per annum.  During July 2012, the Company borrowed $20,000 from a stockholder pursuant to a demand note bearing interest at the rate of 6% per annum.  It is anticipated that the proceeds from such July 2012 loan will be sufficient to pay the Company’s costs of operation for at least the next three months unless the holder of the note should demand repayment.  In addition, in the event the Company locates a suitable candidate for potential acquisition, the Company will require additional funds to pay the costs of negotiating and completing the acquisition of such candidate.  The Company has not entered into any agreement or arrangement for the provision of any additional funding and no assurances can be given that such funding will be available to the Company on terms acceptable to it or at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a “smaller reporting company.”

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of September 30, 2012, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of September 30, 2012 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

Not Applicable.

Item 6.

Exhibits

The following documents are included as exhibits to this report:

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated by Reference*
3.2	3	Bylaws	Incorporated by Reference*
10.1	10	Promissory Note dated July 16, 2012	This Filing
31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing
101.INS**		XBRL Instance Document	This Filing
101.SCH**		XBRL Taxonomy Extension Schema	This Filing
101.CAL**		XBRL Taxonomy Extension Calculation Linkbase	This Filing
101.DEF**		XBRL Taxonomy Extension Definition Linkbase	This Filing
101.LAB**		XBRL Taxonomy Extension Label Linkbase	This Filing
101.PRE**		XBRL Taxonomy Extension Presentation Linkbase	This Filing

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

Bioethics, Ltd.

Date: November 1, 2012	By /s/ Jed Beck
Jed Beck
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)