Form 10-K
period 2012-12-31
BIOETHICS LTD
filed 2013-03-29
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2012

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

As of June 30, 2012, there was no established trading market for the registrant’s common stock and such common stock had no readily ascertainable fair market value.

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

As of March 26, 2013, there were 11,000,000 shares of the issuer’s common stock outstanding.

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

The activities of the Company will continue to be subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company’s stockholders.  The risks faced by the Company are further increased as a result of its limited resources and its inability to provide a prospective business opportunity with additional capital.  (See “Item 1A. Risk Factors.”)

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

Facilities

The Company’s offices are located at the residence of its president at 182 S. 400 E., Alpine, Utah 84004. Such space is provided to the Company without charge.

Employees

The Company has no employees and its business and affairs are handled by its president who provides services to the Company on an as needed basis, without compensation.  Management of the Company may engage consultants, attorneys, and accountants on an as needed basis, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities.

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

As of December 31, 2012, the Company had a working capital deficit of $72,786 and is dependent on loans or contributions from stockholders or sales of common stock to obtain the capital required to continue its operations.  However, even if additional funding is received, it is not anticipated that it will be in an amount that is adequate to permit the Company to undertake an elaborate or extensive search for business opportunities.  This limited capital will prevent the Company from participating in any business opportunity which requires immediate additional capital and may make it difficult or impossible for the Company to locate a business opportunity.

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

Our stock is subject to special sales practice requirements applicable to “penny stocks” which are imposed on broker-dealers who sell low-priced securities of this type.  These rules may be anticipated to affect the ability of broker-dealers to sell our stock, which may in turn be anticipated to have an adverse impact on the market price for our stock if and when an active trading market should develop.  (See “Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”)

Item 1B.  Unresolved Staff Comments.

Not Applicable.  The Company is a “smaller reporting company.”

Item 2.  Properties.

The Company’s offices are located at the residence of its president at 182 S. 400 E., Alpine, Utah 84004. Such space is provided to the Company without charge.  The Company does not own or lease any other properties.

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

On March 26, 2013, there were no published bid or asked quotations for the Company’s common stock on the OTC Bulletin Board.

At March 26, 2013, there were approximately 384 holders of record of the Company’s common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during our 2012 fiscal year.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2012 fiscal year.

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2012 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At December 31, 2012, the Company had a working capital deficit of $72,786 and a stockholders’ deficit accumulated during the development state of $176,562.  The Company incurred net losses of $26,045 and $24,774 for its fiscal years ended December 31, 2012 and 2011, respectively.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The Fiscal Year Ended December 31, 2012 Compared to the Fiscal Year Ended December 31, 2011

The Company did not conduct any operations during its fiscal years ended December 31, 2012 or 2011, respectively, and has no assets other than cash.  At December 31, 2012, the Company had cash in the amount of $4,505 as compared to cash at December 31, 2011 in the amount of $6,989.  The decrease in cash from 2011 to 2012 is the result of the payment of expenses.  At December 31, 2012, the Company had current liabilities of $77,291, consisting of accrued interest payable - stockholder ($7,291) and notes payable – stockholder ($70,000).  At December 31, 2011, the Company had current liabilities of $53,730, consisting of accrued interest payable - stockholder ($3,730) and notes payable – stockholder ($50,000).  The increase in current liabilities from 2011 to 2012 results from the $3,561 increase in accrued interest payable and the $20,000 increase in notes payable - stockholder.  The Company had a working capital deficit of $72,786 at December 31, 2012 as compared to a working capital deficit of $46,741 at December 31, 2011.

The Company did not generate revenues during its 2012 or 2011 fiscal years.  The Company’s general and administrative expenses were $22,484 during the year ended December 31, 2012 as compared to $22,474 during the year ended December 31, 2011.

The Company incurred a net loss of $26,045 during the year ended December 31, 2012 as compared to a net loss of $24,774 during the year ended December 31, 2011.  The $1,271 increase in net loss in 2012 as compared to 2011 is primarily the result of the $1,261 increase in interest expense with respect to the note payable - stockholder.

Net cash used by operating activities was $22,484 during the 2012 fiscal year resulting primarily from the net loss of $26,045, which was partially offset by a $3,561 increase in accrued interest.  Net cash used by operating activities was $22,474 during the 2011 fiscal year resulting primarily from the net loss of $24,774, which was partially offset by a $2,300 increase in accrued interest.

No cash was provided or used by investing activities during the 2012 or 2011 fiscal years.

Net cash provided by financing activities was $20,000 during the year ended December 31, 2012 as a result of demand loans from a stockholder which bear interest at 6% per annum.   Net cash provided by financing activities was $25,000 during the year ended December 31, 2011 as a result of demand loans from a stockholder which bear interest at 6% per annum.

Since the Company does not generate any revenues from operations, it is dependent on sales of securities, loans or contributions from its stockholders in order to pay its operating costs.  During May and June 2011 the Company borrowed $25,000 from a stockholder pursuant to unsecured demand notes bearing interest at the rate of 6% per annum.  During July 2012, the Company borrowed $20,000 from a stockholder pursuant to a demand note bearing interest at the rate of 6% per annum.  As of December 31, 2012, the Company had expended all but $4,505 of the proceeds from the July loan, its current liabilities exceeded its current assets by $72,786 and the Company required additional contributions to capital, loans or proceeds from sales of its common stock in order to continue its operations.  In addition, in the event the Company locates a suitable candidate for potential acquisition, the Company will also require additional funds to pay the costs of negotiating and completing the acquisition of such candidate.  The Company has not entered into any agreement or arrangement for the provision of any additional funding and no assurances can be given that such funding will be available to the Company on terms acceptable to it or at all.

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

Financial Statements, December 31, 2012

Report of Independent Registered Public Accounting Firm

Balance Sheets, December 31, 2012 and 2011

Statements of Operations for the years ended December 31, 2012 and 2011 and from inception on July 26, 1990 through December 31, 2012

Statement of Stockholders’ Equity (Deficit) from inception on July 26, 1990 through December 31, 2012

Statements of Cash Flows, for the years ended December 31, 2012 and 2011 and from inception on July 26, 1990 through December 31, 2012

Notes to Financial Statements

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of December 31, 2012, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of December 31, 2012 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this evaluation, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, with the participation of our Chief Executive Officer/Chief Financial Officer concluded that as of December 31, 2012, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Term Of Office	Positions Held
Jed Beck	30	2013	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

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

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during 2012, and took action by unanimous written consents in lieu of meetings.  Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not have an annual stockholder meeting during the prior year.

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

Communications with Directors

Stockholders may communicate with the Board of Directors by sending written communications addressed to the Board of Directors, or any individual director, to: Bioethics, Ltd., Attention: Corporate Secretary, 182 S. 400 E., Alpine, Utah 84004.  All communications will be compiled by the corporate secretary and forwarded to the Board of Directors or any individual director, as appropriate.  In order to facilitate a response to any such communication, the Company’s Board of Directors suggests, but does not require, that any such submission include the name and contact information of the shareholder submitting the communication.

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

The Company’s directors do not receive any compensation for serving as directors of the Company and no compensation was paid to the Company’s sole director during the 2012 or 2011 fiscal years.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 26, 2013, the number of shares of the Company’s common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s common stock, and by each of the Company’s officers and directors, and by all officers and directors as a group.  On such date there were 11,000,000 shares of the Company’s common stock issued and outstanding.

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

(2)  The address of Mark J. Cowan as reflected in the records of the Company’s transfer agent is 8092 Juniper Court, South Weber, Utah 84405.

(3)  The address of Angela Torp as reflected in the records of the Company’s transfer agent is 7070 D Breakneck Circle, Ft. Stewart, Georgia 31315.

(4)  The address of Windsor Development as reflected in the records of the Company’s transfer agent is 2522 Alice Drive, West Jordan, Utah 84084.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Company’s offices are located at the residence of its president at no charge to the Company.

During July 2012, the Company borrowed $20,000 from a stockholder of the Company, which loan is evidenced by promissory notes that are due on demand and bear interest at the rate of 6% per annum.

Our board of directors consists of one person; Jed Beck.  Our sole director is not “independent” within the meaning of Rule 4200(a)(15) of the NASDAQ Marketplace because he is an officer of the Company.

Item 14.  Principal Accounting Fees and Services

Pritchett, Siler & Hardy, P.C. served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2012 and 2011.

During the fiscal years ended December 31, 2012 and 2011, fees for services provided by Pritchett, Siler & Hardy, P.C. were as follows:

	Year Ended
	December 31,
	2012	2011

Audit Fees	$9,700	$9,600
Audit-Related Fees	0	0
Tax Fees	350	350
All Other Fees	0	0

Total	$10,050	$9,950

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

Item 15. Exhibits, Financial Statement Schedules.

The following documents are included as exhibits to this report.

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated by Reference*
3.2	3	Bylaws	Incorporated by Reference*
10.1	10	Promissory Note dated January 18, 2010	This Filing
10.2	10	Promissory Note dated May 10, 2011	Incorporated by Reference**
10.3	10	Promissory Note dated June 27, 2011	Incorporated by Reference**
10.4	10	Promissory Note dated July 16, 2012	Incorporated by Reference***
31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing
101.INS****		XBRL Instance Document	This Filing
101.SCH****		XBRL Taxonomy Extension Schema	This Filing
101.CAL****		XBRL Taxonomy Extension Calculation Linkbase	This Filing
101.DEF****		XBRL Taxonomy Extension Definition Linkbase	This Filing
101.LAB****		XBRL Taxonomy Extension Label Linkbase	This Filing
101.PRE****		XBRL Taxonomy Extension Presentation Linkbase	This Filing

*Incorporated by reference to Exhibits 3(i) and 3(ii) of the Company’ 2003 Form 10-KSB report, filed March 30, 2004.

**Incorporated by reference to the Company’s Form 10-Q report for the quarter ended June 30, 2011, filed August 15, 2011.

***Incorporated by reference to the Company’ s Form 10-Q report for the quarter ended September 30, 2012, filed November 1, 2012.

****XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bioethics, Ltd.

(Registrant)

Date:  March 29, 2013

By  /s/ Jed Beck

Jed Beck

President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2013

/s/ Jed Beck

Jed Beck

President, Chief Executive Officer, Chief Financial Officer

and Director (Principal Executive and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Company did not provide any annual report to its security holders covering the fiscal year ended December 31, 2012.

As of the date of this report, the Company has not sent a proxy statement, form of proxy or other proxy soliciting material to more than ten of its security holders with respect to any annual or other meeting of security holders during 2012 or 2013.

BIOETHICS, LTD.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2012

BIOETHICS, LTD.

[A Development Stage Company]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Bioethics, Ltd.

Alpine, UT

We have audited the accompanying balance sheets of Bioethics, Ltd. [a development stage company] as of December 31, 2012 and 2011 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2012 and for the period from inception on July 26, 1990 through December 31, 2012. Bioethics, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioethics, Ltd. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 and for the period from inception on July 26, 1990 through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/S/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 29, 2013

BIOETHICS, LTD.
[A Development Stage Company]
BALANCE SHEETS

	December 31,	December 31,
	2012	2011
CURRENT ASSETS
Cash	$4,505	$6,989

Total Current Assets	4,505	6,989

Total Assets	$4,505	$6,989

CURRENT LIABILITIES
Accounts payable	$-	$-
Accrued Interest Payable – Stockholder	7,291	3,730
Notes Payable – Stockholder	70,000	50,000

Total Current Liabilities	77,291	53,730

Total Liabilities	77,291	53,730

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock; $.001 par value, 25,000,000 shares authorized, 11,000,000 shares issued and outstanding	11,000	11,000
Capital in excess of par value	92,776	92,776
Deficit accumulated during the development stage	(176,562)	(150,517)

Total Stockholders’ Equity (Deficit)	(72,786)	(46,741)

	$4,505	$6,989

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.
[A Development Stage Company]
STATEMENTS OF OPERATIONS

	For the		From Inception
	Year Ended		On July 26, 1990
	December 31,		Through Dec 31,
	2012	2011	2012

REVENUE	$-	$-	$-

EXPENSES:
General and administrative	22,484	22,474	169,271

LOSS BEFORE OTHER
INCOME (EXPENSE)	(22,484)	(22,474)	(169,271)

OTHER INCOME (EXPENSE)
Interest Expense	(3,561)	(2,300)	(7,291)

LOSS BEFORE INCOME TAXES	(26,045)	(24,774)	(176,562)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(26,045)	$(24,774)	$(176,562)

LOSS PER COMMON SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON JULY 26, 1990

THROUGH DECEMBER 31, 2012

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

THROUGH DECEMBER 31, 2012

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

[Continued]

BIOETHICS, LTD.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON JULY 26, 1990

THROUGH DECEMBER 31, 2012

[Continued]

			Capital	Deficit
			in	Accumulated
	Common Stock		Excess of	During the
			Par	Development
	Shares	Amount	Value	Stage
Net loss for the year ended December 31, 2011	-	-	-	(24,774)

BALANCE, December 31, 2011	11,000,000	11,000	92,776	(150,517)

Net loss for the year ended December 31, 2012	-	-	-	(26,045)

BALANCE, December 31, 2012	11,000,000	$11,000	$92,776	$(176,562)

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.
[A Development Stage Company]
STATEMENTS OF CASH FLOWS

			From Inception
			on July 26
	For the Year Ended		1990 Through
	December 31,		December 31,
	2012	2011	2012
Cash Flows from Operating Activities:
Net loss	$(26,045)	$(24,774)	$(176,562)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	-	-	-
Increase (decrease) in accrued interest	3,561	2,300	7,291

Net Cash (Used) by Operating Activities	(22,484)	(22,474)	(169,271)

Cash flows from Investing Activities:	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from common stock issuance	-	-	41,000
Capital contribution	-	-	62,776
Proceeds from notes payable	20,000	25,000	70,000

Net Cash Provided by Financing Activities	20,000	25,000	173,776

Net Increase (Decrease) in Cash	(2,484)	2,526	4,505

Cash at Beginning of Period	6,989	4,463	-

Cash at End of Period	$4,505	$6,989	$4,505

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental schedule of Non-cash Investing and Financing Activities:
For the year ended December 31, 2012:
None

For the year ended December 31, 2011:
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

The Company has no tax positions at December 31, 2012 and 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2012 and 2011, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2012, and 2011.  All tax years starting with 2009 are open for examination.

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

Accounting Standards Update (“ASU”) ASU No. 2009-2 through ASU No. 2013-5 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

The Company has no tax provisions at December 31, 2012 and 2011, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2012 and 2011, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2012 and December 31, 2011.

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

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
NOL Carryover	$26,300	$22,400
Valuation allowance	(26,300)	(22,400)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended December 31, 2012 and 2011 due to the following:

	2012	2011

Book Loss (15% statutory rate)	$(3,900)	$(3,700)
Valuation allowance	3,900	3,700

Tax at effective rate	$-	$-

BIOETHICS, LTD.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES (CONTINUED)

At December 31, 2012, the Company had net operating loss carryforwards of approximately $176,562 that may be offset against future taxable income from the year 2013 through 2032.  No tax benefit has been reported in the December 31, 2012 or 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - For the years ended December 2012 and 2011, the Company did not pay any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

Notes Payable - In January 2010, the Company borrowed $25,000 from a stockholder of the Company pursuant to an unsecured promissory note.  In May and June 2011, the Company borrowed $5,000 and $20,000 from a stockholder of the Company pursuant to unsecured promissory notes.  In July 2012, the Company borrowed $20,000 from a stockholder of the Company pursuant to an unsecured promissory note.  Such notes are due on demand and accrue interest at 6% per annum.  At December 31, 2012 accrued interest on such notes was $7,291.

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

BIOETHICS, LTD.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the Year Ended December 31,
	2012	2011

Loss from continuing operations applicable to common stockholders (numerator)	$(26,045)	$(24,774)

Weighted average number of common shares outstanding used in loss per share calculation during the period (denominator)	11,000,000	11,000,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional events to disclose.