Form 10-Q
period 2013-06-30
BIOETHICS LTD
filed 2013-08-14
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

__________________________________________________________
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

Yes    X .    No       .

As of August 9, 2013, the issuer had outstanding 11,000,000 shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIOETHICS, LTD.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
CURRENT ASSETS
Cash	$5,500	$4,505

Total Current Assets	5,500	4,505

	$5,500	$4,505

CURRENT LIABILITIES
Accounts payable	$423	$-
Accrued Interest Payable - Stockholder	9,457	7,291
Notes Payable – Stockholder	80,000	70,000

Total Current Liabilities	89,880	77,291
Total Liabilities	89,880	77,291
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock; $.001 par value, 25,000,000 shares authorized, 11,000,000 shares issued and outstanding	11,000	11,000
Capital in excess of par value	92,776	92,776
Deficit accumulated during the development stage	(188,156)	(176,562)

Total Stockholders’ Equity (Deficit)	(84,380)	(72,786)

	$5,500	$4,505

Note: The balance sheet at December 31, 2012 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three		For the Six		From Inception
	Months Ended		Months Ended		On July 26, 1990
	June 30,		June 30,		Through June 30,
	2013	2012	2013	2012	2013

REVENUE	$-	$-	$-	$-	$-

EXPENSES:
General and administrative	3,151	3,368	9,428	10,168	178,699

LOSS BEFORE OTHER INCOME (EXPENSE)
	(3,151)	(3,368)	(9,428)	(10,168)	(178,699)

OTHER INCOME (EXPENSE)
Interest Expense	(1,131)	(748)	(2,166)	(1,496)	(9,457)

LOSS BEFORE INCOME TAXES	(4,282)	(4,116)	(11,594)	(11,664)	(188,156)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(4,282)	$(4,116)	$(11,594)	$(11,664)	$(188,156)

LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOETHICS, LTD.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From Inception
			on July 26,
	For the Six Months Ended		1990 Through
	June 30,		June 30,
	2013	2012	2013
Cash Flows from Operating Activities:
Net loss	$(11,594)	$(11,664)	$(188,156)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	423	2,797	423
Increase (decrease) in accrued interest	2,166	1,496	9,457

Net Cash (Used) by Operating Activities	(9,005)	(7,371)	(178,276)

Cash flows from Investing Activities:	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Increase in bank overdraft	-	382	-
Proceeds from common stock issuance	-	-	41,000
Capital contribution	-	-	62,776
Proceeds from notes payable	10,000	-	80,000

Net Cash Provided by Financing Activities	10,000	382	183,776

Net Increase (Decrease) in Cash	995	(6,989)	5,500

Cash at Beginning of Period	4,505	6,989	-

Cash at End of Period	$5,500	$-	$5,500

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental schedule of Non-cash Investing and Financing Activities:
For the six months ended June 30, 2013:
None

For the six months ended June 30, 2012:
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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2013 and 2012 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the six months ended June 30, 2013 and 2012, the Company did not pay any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

Notes Payable - In January 2010, the Company borrowed $25,000 from a stockholder of the Company pursuant to an unsecured promissory note.  In May and June 2011, the Company borrowed $5,000 and $20,000 from a stockholder of the Company pursuant to unsecured promissory notes.  In July 2012, the Company borrowed $20,000 from a stockholder of the Company pursuant to an unsecured promissory note.  In May 2013, the Company borrowed $10,000 from a stockholder of the Company pursuant to an unsecured promissory note.  Such notes are due on demand and accrue interest at 6% per annum.  At June 30, 2013 accrued interest on such notes was $9,457.

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

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Loss from continuing operations
applicable to common
stockholders (numerator)	$ (4,282)	$ (4,116)	$ (11,594)	$ (11,664)

Weighted average number of
common shares outstanding
used in loss per share calculation
during the period (denominator)	11,000,000	11,000,000	11,000,000	11,000,000

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2012 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At June 30, 2013, the Company had a working capital deficit of $84,380 and a stockholders’ deficit of $84,380.  The Company incurred net losses of $4,282 for the three months ended June 30, 2013 and $11,594 for the six months ended June 30, 2013.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The Three and Six Month Periods ended June 30, 2013 Compared to the Three and Six Month Periods ended June 30, 2012

The Company did not conduct any operations during its fiscal quarters ended June 30, 2013 or 2012, respectively, and had no assets other than cash.  At June 30, 2013, the Company had cash in the amount of $5,500 as compared to cash at December 31, 2012 in the amount of $4,505.  The increase in cash is the result of the receipt of a $10,000 stockholder loan in May, 2013 offset in part by the payment of expenses.  At June 30, 2013, the Company had total current liabilities of $89,880, consisting of accounts payable of $423, accrued interest payable - stockholder of $9,457 and notes payable – stockholder of $80,000, as compared to total current liabilities of $77,291 at December 31, 2012 consisting of accrued interest payable – stockholder of $7,291 and notes payable - stockholder of $70,000.  The Company had a working capital deficit of $84,380 at June 30, 2013 as compared to a working capital deficit of $72,786 at December 31, 2012.

The Company did not generate revenues during the first or second fiscal quarters of 2013 or 2012.  The Company incurred general and administrative expenses of $3,151 during the three months ended June 30, 2013 as compared to $3,368 during the three months ended June 30, 2012.  The Company incurred general and administrative expenses of $9,428 during the six months ended June 30, 2013 as compared to $10,168 during the six months ended June 30, 2012.  Such expenses consist primarily of legal and accounting fees as well as taxes and annual fees required to maintain the Company’s corporate status.

The Company incurred a net loss of $4,282 during the three months ended June 30, 2013 as compared to a net loss of $4,116 during the three months ended June 30, 2012 with the difference being attributable to a slight decrease in general and administrative expenses during 2012 which was more than offset by an increase in interest expense.  The Company incurred a net loss of $11,594 during the six months ended June 30, 2013 as compared to a net loss of $11,664 during the six months ended June 30, 2012 with the difference being attributable to a slight decrease in general and administrative expenses during 2012 which was partially offset by an increase in interest expense.

Net cash used by operating activities was $9,005 for the six months ended June 30, 2013 resulting primarily from the net loss of $11,594, a $423 increase in accounts payable and a $2,166 increase in accrued interest.  Net cash used by operating activities was $7,371 during the six months ended June 30, 2012 resulting primarily from the net loss of $11,664 partially offset by a $2,797 increase in accounts payable and a $1,496 increase in accrued interest.

No cash was provided or used by investing activities during the first six months of 2013 or 2012.

Net cash provided by financing activities during the six months ended June 30, 2013 was $10,000 as a result of a $10,000 demand loan from a stockholder bearing interest at 6%.  Net cash provided by financing activities during the six months ended June 30, 2012 was $382 as a result of a bank overdraft.

Since the Company does not generate any revenues from operations, it is dependent on sales of securities, loans or contributions from its stockholders in order to pay its operating costs.  During May and June 2011, the Company borrowed a total of $25,000 from a stockholder pursuant to unsecured promissory notes.  During July 2012, the Company borrowed $20,000 from a stockholder pursuant to an unsecured promissory note.  During May, 2013, the Company borrowed $10,000 from a stockholder pursuant to an unsecured promissory note.  Such notes are due on demand and bear interest at the rate of 6% per annum.  As of June 30, 2013, the Company had expended all but $5,500 of the proceeds from the May, 2013 loan, its current liabilities exceeded its current assets by $84,380 and the Company requires additional contributions to capital, loans or proceeds from sales of its common stock in order to continue its operations.  In addition, in the event the Company locates a suitable candidate for potential acquisition, the Company will also require additional funds to pay the costs of negotiating and completing the acquisition of such candidate.  The Company has not entered into any agreement or arrangement for the provision of any additional funding and no assurances can be given that such funding will be available to the Company on terms acceptable to it or at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a “smaller reporting company.”

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of June 30, 2013, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of June 30, 2013 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

Not Applicable.

Item 6.

Exhibits

The following documents are included as exhibits to this report:

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated by Reference*
3.2	3	Bylaws	Incorporated by Reference*
10.2	10	Promissory Note dated May 10, 2013	This Filing
31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing
101.INS**		XBRL Instance Document	This Filing
101.SCH**		XBRL Taxonomy Extension Schema	This Filing
101.CAL**		XBRL Taxonomy Extension Calculation Linkbase	This Filing
101.DEF**		XBRL Taxonomy Extension Definition Linkbase	This Filing
101.LAB**		XBRL Taxonomy Extension Label Linkbase	This Filing
101.PRE**		XBRL Taxonomy Extension Presentation Linkbase	This Filing

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

Bioethics, Ltd.

Date: August 14, 2013	By /s/ Jed Beck
Jed Beck
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)