Form 10-Q
period 2013-09-30
BIOETHICS LTD
filed 2013-11-12
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

_______________________________________________________
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes  X . No      .

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

As of November 12, 2013, the issuer had outstanding 11,000,000 shares of common stock, par value $0.001.

BIOETHICS, LTD.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIOETHICS, LTD.
[A Development Stage Company]
UNAUDITED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
CURRENT ASSETS
Cash	$529	$4,505

Total Current Assets	529	4,505

	$529	$4,505

CURRENT LIABILITIES
Accounts payable	$-	$-
Accrued Interest Payable - Stockholder	10,667	7,291
Notes Payable – Stockholder	80,000	70,000

Total Current Liabilities	90,667	77,291

Total Liabilities	90,667	77,291

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock; $.001 par value, 25,000,000 shares authorized, 11,000,000 shares issued and outstanding	11,000	11,000

Capital in excess of par value	92,776	92,776
Deficit accumulated during the development stage
	(193,914)	(176,562)

Total Stockholders’ Equity (Deficit)	(90,138)	(72,786)

	$529	$4,505

Note: The balance sheet at December 31, 2012 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD. [A Development Stage Company] UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three		For the Nine		From Inception
	Months Ended		Months Ended		On July 26, 1990
	September 30,		September 30,		Through Sept 30,
	2013	2012	2013	2012	2013

REVENUE	$-	$-	$-	$-	$-

EXPENSES:
General and administrative	4,548	6,852	13,976	17,020	183,247

LOSS BEFORE OTHER INCOME (EXPENSE)
	(4,548)	(6,852)	(13,976)	(17,020)	(183,247)

OTHER INCOME (EXPENSE)
Interest Expense	(1,210)	(1,006)	(3,376)	(2,502)	(10,667)

LOSS BEFORE INCOME TAXES	(5,758)	(7,858)	(17,352)	(19,522)	(193,914)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(5,758)	$(7,858)	$(17,352)	$(19,522)	$(193,914)

LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOETHICS, LTD.
[A Development Stage Company]
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From Inception
			on July 26,
	For the Nine Months Ended		1990 Through
	September 30,		September 30,
	2013	2012	2013
Cash Flows from Operating Activities:
Net loss	$(17,352)	$(19,522)	$(193,914)
Adjustments to reconcile net loss to net cash
Changes in assets and liabilities:
Increase (decrease) in accounts payable	-	997	-
Increase (decrease) in accrued interest	3,376	2,502	10,667

Net Cash (Used) by Operating Activities	(13,976)	(16,023)	(183,247)

Cash flows from Investing Activities:	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from common stock issuance	-	-	41,000
Capital contribution	-	-	62,776
Proceeds from notes payable	10,000	20,000	80,000

Net Cash Provided by Financing Activities	10,000	20,000	183,776

Net Increase (Decrease) in Cash	(3,976)	3,977	529

Cash at Beginning of Period	4,505	6,989	-

Cash at End of Period	529	10,966	529

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental schedule of Non-cash Investing and Financing Activities:
For the nine months ended September 30, 2013:
None

For the nine months ended September 30, 2012:
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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2013 and 2012 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the periods ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the nine months ended September 30, 2013 and 2012, the Company did not pay any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

Notes Payable - In January 2010, the Company borrowed $25,000 from a stockholder of the Company pursuant to an unsecured promissory note.  In May and June 2011, the Company borrowed $5,000 and $20,000 from a stockholder of the Company pursuant to unsecured promissory notes.  In July 2012, the Company borrowed $20,000 from a stockholder of the Company pursuant to an unsecured promissory note.  In May 2013, the Company borrowed $10,000 from a stockholder of the Company pursuant to an unsecured promissory note.  Such notes are due on demand and accrue interest at 6% per annum.  At September 30, 2013 accrued interest on such notes was $10,667.

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

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Loss from continuing operations
applicable to common
stockholders (numerator)	$ (5,758)	$ (7,858)	$ (17,352)	$ (19,522)

Weighted average number of
common shares outstanding
used in loss per share calculation
during the period (denominator)	11,000,000	11,000,000	11,000,000	11,000,000

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2012 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At September 30, 2013, the Company had a working capital deficit of $90,138 and a stockholders’ deficit of $90,138.  The Company incurred net losses of $5,758 for the three months ended September 30, 2013 and $17,352 for the nine months ended September 30, 2013.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The Three and Nine Month Periods ended September 30, 2013 Compared to the Three and Nine Month Periods ended September 30, 2012

The Company did not conduct any operations during its fiscal quarters ended September 30, 2013 or 2012, respectively, and had no assets other than cash.  At September 30, 2013, the Company had cash in the amount of $529 as compared to cash at December 31, 2012 in the amount of $4,505.  The decrease in cash is the result of the receipt of a $10,000 stockholder loan in May, 2013 offset in part by the payment of expenses.  At September 30, 2013, the Company had total current liabilities of $90,667, consisting of accrued interest payable - stockholder of $10,667 and notes payable – stockholder of $80,000, as compared to total current liabilities of $77,291 at December 31, 2012 consisting of accrued interest payable – stockholder of $7,291 and notes payable - stockholder of $70,000.  The Company had a working capital deficit of $90,138 at September 30, 2013 as compared to a working capital deficit of $72,786 at December 31, 2012.

The Company did not generate revenues during the first nine months of 2013 or 2012.  The Company incurred general and administrative expenses of $4,548 during the three months ended September 30, 2013 as compared to $6,852 during the three months ended September 30, 2012.  The Company incurred general and administrative expenses of $13,976 during the nine months ended September 30, 2013 as compared to $17,020 during the nine months ended September 30, 2012.  Such expenses consist primarily of legal and accounting fees as well as taxes and annual fees required to maintain the Company’s corporate status.

The Company incurred a net loss of $5,758 during the three months ended September 30, 2013 as compared to a net loss of $7,858 during the three months ended September 30, 2012 with the difference being attributable to a decrease in general and administrative expenses during 2013 that was partially offset by an increase in interest expense.  The Company incurred a net loss of $17,352 during the nine months ended September 30, 2013 as compared to a net loss of $19,522 during the nine months ended September 30, 2012 with the difference being attributable to a decrease in general and administrative expenses during 2013 that was partially offset by an increase in interest expense.

Net cash used by operating activities was $13,976 for the nine months ended September 30, 2013 resulting from the net loss of $17,352 and a $3,376 increase in accrued interest.  Net cash used by operating activities was $16,023 during the nine months ended September 30, 2012 resulting from the net loss of $19,522 partially offset by a $997 increase in accounts payable and a $2,502 increase in accrued interest.

No cash was provided or used by investing activities during the first nine months of 2013 or 2012.

Net cash provided by financing activities during the nine months ended September 30, 2013 was $10,000 as a result of a demand loan from a stockholder.  Net cash provided by financing activities during the nine months ended September 30, 2012 was $20,000 as a result of a demand loan from a stockholder.  All of such stockholder loans bear interest at 6% per annum.

Since the Company does not generate any revenues from operations, it is dependent on sales of securities, loans, or contributions from its stockholders in order to pay its operating costs.  During May and June 2011 the Company borrowed $25,000 from a stockholder pursuant to unsecured promissory notes.  During July 2012, the Company borrowed $20,000 from a stockholder pursuant to an unsecured promissory note.  During May, 2013, the Company borrowed $10,000 from a stockholder pursuant to an unsecured promissory note.  Such notes are due on demand and bear interest at the rate of 6% per annum.  As of September 30, 2013, the Company had expended all but $529 of the proceeds from the May, 2013 loan, its current liabilities exceeded its current assets by $90,138 and the Company requires additional contributions to capital, loans, or proceeds from sales of its common stock in order to continue its operations.  In addition, in the event the Company locates a suitable candidate for potential acquisition, the Company will require additional funds to pay the costs of negotiating and completing the acquisition of such candidate.  The Company has not entered into any agreement or arrangement for the provision of any additional funding and no assurances can be given that such funding will be available to the Company on terms acceptable to it or at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a “smaller reporting company.”

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of September 30, 2013, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of September 30, 2013 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Bioethics, Ltd.

Date: November 12, 2013	By /s/ Jed Beck
Jed Beck
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)