Form 10-Q
period 2014-06-30
BIOETHICS LTD
filed 2014-08-19
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________

Commission File Number 33-55254-41

BIOETHICS, LTD.
(Exact name of registrant as specified in charter)

NEVADA	87-0485312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3625 Cove Point Drive, Salt Lake City, Utah	84104
(Address of principal executive offices)	(Zip Code)

(801) 209-0740
(Issuer’s telephone number, including area code)

182 S. 400 E., Alpine, Utah 84004
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

As of August 5, 2014, the issuer had outstanding 116,000,000 shares of common stock, par value $0.001.

BIOETHICS, LTD.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

BIOETHICS, LTD.

[A Development Stage Company]

CONTENTS

		PAGE
—	Unaudited Condensed Balance Sheets, June 30, 2014 and December 31, 2013	4

—	Unaudited Condensed Statements of Operations, for the three and six months ended June 30, 2014 and 2013 and from inception on July 26, 1990 through June 30, 2014	5

—	Unaudited Condensed Statements of Cash Flows, for the six months ended June 30, 2014 and 2013 and from inception on July 26, 1990 through June 30, 2014	6

—	Notes to Unaudited Condensed Financial Statements	7

BIOETHICS, LTD.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
CURRENT ASSETS
Cash	$2,546	$359
Prepaid Expenses	380	-

Total Current Assets	2,926	359

	$2,926	$359

CURRENT LIABILITIES
Accounts payable	$8,439	$3,795
Accrued Interest Payable - Stockholder	-	11,877
Notes Payable – Stockholder	-	80,000

Total Current Liabilities	8,439	95,672

Total Liabilities	8,439	95,672

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock; $.001 par value,150,000,000 shares authorized,116,000,000 shares and 11,000,000 issued and Outstanding, respectively	116,000	11,000
Capital in excess of par value	92,776	92,776
Deficit accumulated during the development stage	(214,289)	(199,089)

Total Stockholders’ Equity (Deficit)	(5,513)	(95,313)

	$2,926	$359

Note: The balance sheet at December 31, 2013 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From Inception
					On July 26, 1990
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Through June 30,
	2014	2013	2014	2013	2014

REVENUE	$-	$-	$-	$-	$-

EXPENSES:
General and administrative	5,776	3,151	13,077	9,428	200,289

LOSS BEFORE OTHER INCOME (EXPENSE)	(5,776)	(3,151)	(13,077)	(9,428)	(200,289)

OTHER INCOME (EXPENSE)
Interest Expense	(881)	(1,131)	(2,123)	(2,166)	(14,000)

LOSS BEFORE INCOME TAXES	(6,657)	(4,282)	(15,200)	(11,594)	(214,289)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(6,657)	$(4,282)	$(15,200)	$(11,594)	$(214,289)

LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From Inception
			on July 26,
	For the Six Months Ended		1990 Through
	June 30,		June 30,
	2014	2013	2014
Cash Flows from Operating Activities:
Net loss	$(15,200)	$(11,594)	$(214,289)
Adjustments to reconcile net loss to net cash

Changes in assets and liabilities:
(Increase) decrease in prepaid expense	(380)		(380)
Increase (decrease) in accounts payable	4,644	423	8,439
Increase in accrued interest	2,123	2,166	-

Net Cash (Used) by Operating Activities	(8,813)	(9,005)	(192,230)

Cash flows from Investing Activities:	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Increase in bank overdraft	-	-	-
Proceeds from common stock issuance	-	-	41,000
Capital contribution	-	-	62,776
Proceeds from notes payable	11,000	10,000	91,000

Net Cash Provided by Financing Activities	25,000	10,000	208,776

Net Increase (Decrease) in Cash	2,187	995	2,546

Cash at Beginning of Period	359	4,505	-

Cash at End of Period	$2,546	$5,500	$2,546

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental schedule of Non-cash Investing and Financing Activities:
For the six months ended June 30, 2014:
Conversion of unsecured promissory notes payable and accrued Interest	$105,000	$-	$105,000
For the six months ended June 30, 2013
None	$-	$-	$-

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2014 and 2013 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements. The results of operations for the periods ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

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

In June 2014, the Company issued 105,000,000 shares of its previously authorized but unissued common stock in connection with the conversion of outstanding promissory notes with 25,000,000 shares preferred not designated. Total proceeds from the sale of stock amounted to $105,000 (or $.001 per share). The issuance of common stock resulted in a change in control of the Company.

Capital Contribution - During the years 2005 to 2009, the Company received a total of $62,776 in shareholder contributions.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the six months ended June 30, 2014 and 2013, the Company did not pay any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

Notes Payable - In January 2010, the Company borrowed $25,000 from a stockholder of the Company pursuant to an unsecured promissory note. In May and June 2011, the Company borrowed $5,000 and $20,000 from a stockholder of the Company pursuant to unsecured promissory notes. In July 2012, the Company borrowed $20,000 from a stockholder of the Company pursuant to an unsecured promissory note. In May 2013, the Company borrowed $10,000 from a stockholder of the Company pursuant to an unsecured promissory note. In January 2014, the Company borrowed $5,000 from a stockholder of the Company pursuant to an unsecured promissory note. In March 2014, the Company borrowed $6,000 from a stockholder of the Company pursuant to an unsecured promissory note. Such notes are due on demand and accrue interest at 6% per annum. . In June 2014, the Company issued 105,000,000 shares of its common stock in connection with the conversion of $91,000 in unsecured promissory notes and $14,000 in accrued interest owed pursuant to the terms of the unsecured promissory notes, so that at June 30, 2014 all principal and accrued interest was paid in full.

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

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Loss from continuing operations applicable to common stockholders (numerator)	$(6,657)	$(4,282)	$(15,200)	$(11,594)

Weighted average number of common shares outstanding used in loss per share calculation during the period (denominator)	$116,000,000	$11,000,000	$116,000,000	$11,000,000

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

Results of Operations

The Company is a shell company that conducts no active business operations and is seeking business opportunities for acquisition or participation by the Company.

The Report of Independent Registered Public Accounting Firm on the Company’s 2013 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations. The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern. At June 30, 2014, the Company had a working capital deficit of $5,513 and a deficit accumulated during the development stage of $214,289.

The Company incurred net losses of $6,657 and $15,200 for the three months and six months ended June 30, 2014 and 2013, respectively, as compared to $4,282 and $11,594 for the three months and six months ended June 30, 2013. The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The Company did not conduct any operations during it's the six month period ended June 30, 2014 or 2013, respectively, and had no assets other than cash and prepaid expenses. At June 30, 2014, the Company had cash in the amount of $2,546 as compared to cash at December 31, 2013 in the amount of $359. The increase in cash is the result of the receipt of loan proceeds from stockholder loans partially offset by the payment of expenses during the reporting period. At June 30, 2014, the Company had total current liabilities of $8,439, consisting of accounts payable of $8,439, which represents a substantial reduction from the $95,672 payable at December 31, 2012. The reduction in current liabilities is due to the conversion of outstanding promissory notes and the related accrued interest to shares of common stock of the Company during the reporting period. As a result of the note conversions, the Company had a working capital deficit of $5,513 at June 30, 2014 as compared to a working capital deficit of $95,313 at December 31, 2013.

The Company did not generate revenues during either the three month or six month period ending June 30, 2014 or 2013. The Company incurred general and administrative expenses of $5,776 and $13,077 during the three month and six month periods ended June 30, 2014, as compared to $3,151 and $9,428 during the three months ended June 30, 2013. Such expenses consist primarily of legal and accounting fees as well as taxes and annual fees required to maintain the Company’s corporate status.

The Company incurred a net loss of $6,657 and 15,200 during the three month and six month periods ended June 30, 2014 as compared to a net loss of 4,282 and $11,594 during the three month and six month periods ended June, 2013. The increase in net loss in 2014 as compared to 2013 is the result of higher general and administrative expenses and interest expense in 2014.

The Company has never had substantial and/or ongoing operations. As a result, since its inception on July 26,1990, the Company has an accumulated deficit of $214,289

Liquidity and Capital Resources

Net cash used by operating activities was $22,813 during the six months ended June 30, 2014, resulting primarily from the net loss of $15,200, an increase in accounts payable and prepaid expenses of $4,644 and $380, respectively, offset by a decrease of $11,877 in accrued interest. Net cash used by operating activities during the six months ended June 30, 2013 was $9,005, resulting primarily from the net loss of $11,594 partially offset by a $423 increase in accounts payable and a $2,166 increase in accrued interest. Net cash used by operating activities since inception (July 26, 1990), through June 30, 2014, was $206,230.

No cash was provided or used by investing activities during the six month periods ending June 30, 2014 or 2013, respectively.

Net cash of $11,000 was provided by financing activities during the six-month period ended June 30, 2014 as a result of proceeds from notes payable bearing interest at 6% per annum. Net cash of $10,000 was provided or used by financing activities during the six month period ended June 30, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable. The Company is a “smaller reporting company.”

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of March 31, 2014, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of June 30, 2014 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge; its properties are not the subject of any such proceedings.

Item 1A. Risk Factors.

See the risk factors described in Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 17, 2014, Bioethics, Ltd. (the “Company”) approved the conversion into common stock certain notes (the “Notes”) issued by the Company between January 18, 2010 and May 10, 2013. Subject to the terms and conditions contained therein, the Notes were converted into an aggregate of 105,000,000 shares of restricted common stock of the Company (the “Shares”). The recipient of securities of the Company was an accredited investor, or is considered by the Company to be a “sophisticated person”, inasmuch as the possess such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of receiving securities of the Company. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its securities as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

The Board of Directors of the Company approved an amendment and restatement of the Company’s Articles of Incorporation that become effective June 17, 2014, on filing with the Office of the Secretary of State of the State of Nevada. The amendment and restatement of the Articles of Incorporation:

(i)

Increased the number of authorized shares of Preferred Stock to 25,000,000;

(ii)

Increased the number of authorized shares of Common Stock to 150,000,000;

(iii)

Set the par value of the Common and Preferred Stock to$0.001;

(iv)

Defined, with respect to the Preferred Stock, the manner in which the Board may define the powers, preferences, rights, and restrictions thereof.

Item 6. Exhibits

The following documents are included as exhibits to this report:

(a)

Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated by Reference*
3.2	3	Bylaws	Incorporated by Reference*
3.3	3	Amended and Restated Articles of Incorporation of Bioethics, Ltd	Incorporated by Reference+
3.4	3	Amended and Restated Bylaws of Bioethics, Ltd.	Incorporated by Reference+
31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing
101.INS**		XBRL Instance Document	This Filing
101.SCH**		XBRL Taxonomy Extension Schema	This Filing
101.CAL**		XBRL Taxonomy Extension Calculation Linkbase	This Filing
101.DEF**		XBRL Taxonomy Extension Definition Linkbase	This Filing
101.LAB**		XBRL Taxonomy Extension Label Linkbase	This Filing
101.PRE**		XBRL Taxonomy Extension Presentation Linkbase	This Filing

*Incorporated by reference to Exhibits 3(i) and 3(ii) of the Company’ 2014 Form 10-KSB report, filed March 30, 2004.

+Incorporated by reference to Exhibits 3(i) and 3(ii) of the Company’s Current Report on Form 8-K, filed June 25, 2014.

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

Bioethics, Ltd.

Date: August 14, 2014	By /s/ Bradly Petersen
Bradly Petersen
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)