Form 10-Q
period 2014-09-30
BIOETHICS LTD
filed 2014-11-12
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October 31, 2014, the issuer had outstanding 116,000,000 shares of common stock, par value $0.001.

BIOETHICS, LTD.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

PART I—FINANCIAL INFORMATION

BIOETHICS, LTD.

[A Development Stage Company]

CONTENTS

Page

Unaudited Condensed Balance Sheets, September 30, 2014 and December 31, 2013	4

Unaudited Condensed Statements of Operations, for the three and nine months ended September 30, 2014 and 2013 and from inception on July 26, 1990 through September 30, 2014	5

Unaudited Condensed Statements of Cash Flows, for the nine months ended September 30, 2014 and 2013 and from inception on July 26, 1990 through September 30, 2014	6

Notes to Unaudited Condensed Financial Statements	7

BIOETHICS, LTD.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
CURRENT ASSETS
Cash	$58	$359
Prepaid Expenses	380	−

Total Current Assets	438	359
	$	$
	438	359

CURRENT LIABILITIES
Accounts payable	$1,634	$3,795
Accrued Interest Payable - Stockholder	−	11,877
Notes Payable – Stockholder	175	80,000

Total Current Liabilities	1,809	95,672

Total Liabilities	1,809	95,672

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock; $.001 par value, 150,000,000 shares authorized, 116,000,000 shares and 11,000,000 issued and outstanding, respectively	116,000	11,000
Capital in excess of par value	97,913	92,776
Deficit accumulated during the development stage	(215,284)	(199,089)

Total Stockholders’ Equity (Deficit)	(1,371)	(95,313)

	$438	$359

Note: The balance sheet at December 31, 2013 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOETHICS, LTD.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended				For the Nine Months Ended				From Inception on July 26, 1990 Through
	September 30,				September 30,				September 30,
	2014		2013		2014		2013		2014

REVENUE	$	−	$	−	$	−	$	−	$ −

EXPENSES:
General and administrative		995		4,548		14,072		13,975	201,284

LOSS BEFORE OTHER (EXPENSE)		(995)		(4,548)		(14,072)		(13,975)	(201,284)

OTHER (EXPENSE)
Interest Expense		−		(1,210)		(2,123)		(3,376)	(14,000)

LOSS BEFORE INCOME TAXES		(995)		(5,758)		(16,195)		(17,351)	(215,284)

CURRENT TAX EXPENSE		−		−		−		−	−

DEFERRED TAX EXPENSE		−		−		−		−	−

NET LOSS		$(995)		$(5,758)		$(16,195)		$(17,351)	$(215,284)

LOSS PER COMMON SHARE		$(0.00)		$(0.00)		$(0.00)		$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOETHICS, LTD.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended				From Inception on July 26, 1990 Through
	September 30,				September 30,
	2014		2013		2014
Cash Flows from Operating Activities:
Net loss		$(16,195)		$(17,351)		$(215,284)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
(Increase) in prepaid expense		(380)		−		(380)
Increase (decrease) in accounts payable		(2,161)		−		1,634
Increase in accrued interest		2,123		3,376		14,000

Net Cash (Used) by Operating Activities		(16,613)		(13,976)		(200,030)

Cash flows from Investing Activities:		−		−		−

Net Cash Provided by Investing Activities		−		−		−

Cash Flows from Financing Activities:
Proceeds from common stock issuance		−		−		41,000
Capital contribution		5,137		−		67,941
Proceeds from notes payable		11,175		10,000		91,175

Net Cash Provided by Financing Activities		175		10,000		200,088

Net Increase (Decrease) in Cash		(301)		(3,976)		58

Cash at Beginning of Period		359		4,505		−

Cash at End of Period		$58		$529		$58

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$	−	$	−	$	−
Income Taxes	$	−	$	−	$	−

Supplemental schedule of Non-cash Investing and Financing Activities:
For the nine months ended September 30, 2014:
Conversion of unsecured promissory notes payable and accrued Interest		$105,000	$	−		$105,000

For the nine months ended September 30, 2013
None	$	−	$	−	$	−

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOETHICS, LTD.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2014 and 2013 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements. The results of operations for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

NOTE 2 – CAPITAL STOCK

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

Capital Contribution - During the years 2005 to 2014, the Company received a total of $67,913 in shareholder contributions.

NOTE 3 – RELATED PARTY TRANSACTIONS

Management Compensation - During the nine months ended September 30, 2014 and 2013, the Company did not pay any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

Notes Payable - In January 2010, the Company borrowed $25,000 from a stockholder of the Company pursuant to an unsecured promissory note. In May and June 2011, the Company borrowed $5,000 and $20,000 from a stockholder of the Company pursuant to unsecured promissory notes. In July 2012, the Company borrowed $20,000 from a stockholder of the Company pursuant to an unsecured promissory note. In May 2013, the Company borrowed $10,000 from a stockholder of the Company pursuant to an unsecured promissory note. In January 2014, the Company borrowed $5,000 from a stockholder of the Company pursuant to an unsecured promissory note. In March 2014, the Company borrowed $6,000 from a stockholder of the Company pursuant to an unsecured promissory note. Such notes are due on demand and accrue interest at 6% per annum. . In June 2014, the Company issued 105,000,000 shares of its common stock in connection with the conversion of $91,000 in unsecured promissory notes and $14,000 in accrued interest owed pursuant to the terms of the unsecured promissory notes, so that all principal and accrued interest was paid in full. During the three month period ended September 30, 2014, the borrowed $175 from a stockholder pursuant to a non-interest bearing demand note.

BIOETHICS, LTD.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 – GOING CONCERN

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

NOTE 5 – LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Loss from continuing operations applicable to common stockholders (numerator)	$(995)	$(5,758)	$(16,195)	$(17,351)

Weighted average number of common shares outstanding used in loss per share calculation during the period (denominator)	116,000,000	11,000,000	116,000,000	11,000,000

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2013 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations. The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern. At September 30, 2014, the Company had a working capital deficit of $1,371 and a deficit accumulated during the development stage of $215,284.

The Company incurred net losses of $995 and $16,195 for the three months and nine months ended September 30, 2014 and 2013, respectively, as compared to $5,758 and $17,351 for the three months and nine months ended September 30, 2013. The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The Company did not conduct any operations during it's the nine month period ended September 30, 2014 or 2013, respectively, and had no assets other than cash and prepaid expenses. At September 30, 2014, the Company had cash in the amount of $58 as compared to cash at December 31, 2013 in the amount of $359. The decrease in cash is the result of the receipt of loan proceeds from stockholder loans partially offset by the payment of expenses during the reporting period. At September 30, 2014, the Company had total current liabilities of $1,809, consisting of accounts payable of $1,634, which represents a substantial reduction from the $95,672 payable at December 31, 2013. The reduction in current liabilities is due to the conversion of outstanding promissory notes and the related accrued interest to shares of common stock of the Company during the reporting period. As a result of the note conversions, the Company had a working capital deficit of $1,371 at September 30, 2014 as compared to a working capital deficit of $95,313 at December 31, 2013.

The Company did not generate revenues during either the three-month or nine month period ending September 30, 2014 or 2013. The Company incurred general and administrative expenses of $995 and $14,072 during the three month and nine month periods ended September 30, 2014, as compared to $4,548 and $13,975 during the three and nine months ended September 30, 2013. Such expenses consist primarily of legal and accounting fees as well as taxes and annual fees required to maintain the Company’s corporate status.

The Company incurred a net loss of $995 and $16,195 during the three-month and nine-month periods ended September 30, 2014 as compared to a net loss of $5,758 and $17,351 during the three month and nine month periods ended September 30, 2013. The decrease in net loss in 2014 as compared to 2013 is the result of lower general and administrative expenses and interest expense in 2014.

The Company has never had substantial and/or ongoing operations. As a result, since its inception on July 26,1990, the Company has an accumulated deficit of $215,284.

Liquidity and Capital Resources

Net cash used by operating activities was $16,613 during the nine months ended September 30, 2014. Net cash used by operating activities during the nine months ended September 30, 2013 was $13,975. Net cash used by operating activities since inception (July 26, 1990) through September 30, 2014, was $200,030.

No cash was provided or used by investing activities during the nine-month periods ending September 30, 2014 or 2013, respectively.

Net cash of $11,175 was provided by financing activities during the nine-month period ended September 30, 2014 as a result of proceeds from a non-interest bearing demand note. Net cash of $10,175 was provided or used by financing activities during the nine month period ended September 30, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable. The Company is a “smaller reporting company.”

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of September 30, 2014, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of September 30, 2014 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

* Incorporated by reference to Exhibits 3(i) and 3(ii) of the Company’ 2014 Form 10-KSB report, filed March 30, 2004.

+ Incorporated by reference to Exhibits 3(i) and 3(ii) of the Company’s Current Report on Form 8-K, filed June 25, 2014.

** XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bioethics, Ltd.

Date: November 7, 2014	By /s/ Bradly Petersen
Bradly Petersen
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)