Form 10-Q/A
period 2014-09-30
BIOETHICS LTD
filed 2014-11-14
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPANATORY NOTE

This Amendment to the Company’s September 30, 2014 Form 10-Q is being filed to correct typos and grammatical errors that were identified in Company’s Form 10-Q that was filed with the Commission on November 12, 2014.

BIOETHICS, LTD.

FORM 10-Q/A

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOETHICS, LTD.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended				From Inception on July 26, 1990 Through
	September 30,				September 30,
	2014		2013		2014
Cash Flows from Operating Activities:
Net loss		$(16,195)		$(17,351)		$(215,284)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
(Increase) in prepaid expense		(380)		−		(380)
Increase (decrease) in accounts payable		(2,161)		−		1,634
Increase in accrued interest		2,123		3,376		14,000

Net Cash (Used) by Operating Activities		(16,613)		(13,976)		(200,030)

Cash flows from Investing Activities:		−		−		−

Net Cash Provided by Investing Activities		−		−		−

Cash Flows from Financing Activities:
Proceeds from common stock issuance		−		−		41,000
Capital contribution		5,137		−		67,941
Proceeds from notes payable		11,175		10,000		91,175

Net Cash Provided by Financing Activities		16,312		10,000		200,088

Net Increase (Decrease) in Cash		(301)		(3,976)		58

Cash at Beginning of Period		359		4,505		−

Cash at End of Period		$58		$529		$58

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$	−	$	−	$	−
Income Taxes	$	−	$	−	$	−

Supplemental schedule of Non-cash Investing and Financing Activities:
For the nine months ended September 30, 2014:
Conversion of unsecured promissory notes payable and accrued Interest		$105,000	$	−		$105,000

For the nine months ended September 30, 2013
None	$	−	$	−	$	−

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

Notes Payable - In January 2010, the Company borrowed $25,000 from a stockholder of the Company pursuant to an unsecured promissory note. In May and June 2011, the Company borrowed $5,000 and $20,000 from a stockholder of the Company pursuant to unsecured promissory notes. In July 2012, the Company borrowed $20,000 from a stockholder of the Company pursuant to an unsecured promissory note. In May 2013, the Company borrowed $10,000 from a stockholder of the Company pursuant to an unsecured promissory note. In January 2014, the Company borrowed $5,000 from a stockholder of the Company pursuant to an unsecured promissory note. In March 2014, the Company borrowed $6,000 from a stockholder of the Company pursuant to an unsecured promissory note. Such notes are due on demand and accrue interest at 6% per annum. . In June 2014, the Company issued 105,000,000 shares of its common stock in connection with the conversion of $91,000 in unsecured promissory notes and $14,000 in accrued interest owed pursuant to the terms of the unsecured promissory notes, so that all principal and accrued interest was paid in full. During the three month period ended September 30, 2014, the Company borrowed $175 from a stockholder pursuant to a non-interest bearing demand note.

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

The Company did not conduct any operations during it's the nine month period ended September 30, 2014 or 2013, respectively, and had no assets other than cash and prepaid expenses. At September 30, 2014, the Company had cash in the amount of $58 as compared to cash at December 31, 2013 in the amount of $359. The decrease in cash is the result of the receipt of loan proceeds from stockholder loans offset by the payment of expenses during the reporting period. At September 30, 2014, the Company had total current liabilities of $1,809, consisting of accounts payable of $1,634, which represents a substantial reduction from the $95,672 payable at December 31, 2013. The reduction in current liabilities is due to the conversion of outstanding promissory notes and the related accrued interest to shares of common stock of the Company during the reporting period. As a result of the note conversions, the Company had a working capital deficit of $1,371 at September 30, 2014 as compared to a working capital deficit of $95,313 at December 31, 2013.

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

Liquidity and Capital Resources

Net cash used by operating activities was $16,613 during the nine months ended September 30, 2014. Net cash used by operating activities during the nine months ended September 30, 2013 was $13,976. Net cash used by operating activities since inception (July 26, 1990) through September 30, 2014, was $200,030.

No cash was provided or used by investing activities during the nine-month periods ending September 30, 2014 or 2013, respectively.

Net cash of $16,312 was provided by financing activities during the nine-month period ended September 30, 2014 as a result of proceeds from a non-interest bearing demand note and capital contributions. Net cash of $10,000 was provided or used by financing activities during the nine month period ended September 30, 2014.

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

Bioethics, Ltd.

Date: November 13, 2014	By /s/ Bradly Petersen
Bradly Petersen
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)