Form 10-K
period 2014-12-31
BIOETHICS LTD
filed 2015-03-30
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

  X .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2014

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________

Commission File Number 33-55254-41

BIOETHICS, LTD. INC.
(Exact name of registrant as specified in charter)

NEVADA	87-0485312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3625 Cove Point Drive
Salt Lake City, Utah	84109
(Address of principal executive offices)	(Zip Code)

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

Yes   X .    No       .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (22.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form  10-K        .

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

As of March 26, 2015,  the closing bid was $.15 per share, and the closing asked was $.25  Based on the last sale at $.15 per share, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,650,000,  based on 11,000,000 shares at $.15 per share

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

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

As of March 26th, 2015, there were 116,000,000 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2014).

None

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

History

The Company was incorporated in 1990 as a Nevada corporation. The Company has not yet generated any significant revenues.

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

In June 2014 the Company issued a total of 105,000,000 shares of common stock valued at $292,500 in settlement of all outstanding shareholder notes, in the principal amount of $91,000 and accrued interest to date of settlement in the amount of $14,000 for satisfaction in full of all notes and interest payable as of June 17, 2014.  The 105,000,000 shares were issued to our CEO, President, CFO, and sole director, Bradly Petersen who had purchased these notes and accrued interest from a minority shareholder.  The excess fair value of the stock issued over the book value of the debt has been recorded as a loss on extinguishment of debt in the amount of $187,500.

Business Plan

The Company intends to continue to seek, investigate and, if warranted, acquire an interest in a business opportunity. Management has not established any firm criteria with respect to the type of business with which the Company desires to become involved and will consider participating in a business enterprise in a variety of different industries or areas with no limitation as to the geographical location of the enterprise.  The Company’s management will have unrestricted discretion in reviewing, analyzing, and ultimately selecting a business enterprise for acquisition or participation by the Company.  It is anticipated that any enterprise ultimately selected will be selected by management based on its analysis and evaluation of the business and financial condition of the enterprise, as well as its business plan, potential for growth, and other factors, none of which can be anticipated to be controlling.  If the Company is able to locate a suitable business enterprise, the decision to acquire or participate in the enterprise may be made by the Company’s board of directors without stockholder approval.  Approval may also be obtained pursuant to the consent of a majority of the Company’s stockholders and, since the principal stockholders of the Company own approximately 90% of the Company’s outstanding shares, he would be able to approve any transaction without the affirmative vote of additional shares.  Further, it is anticipated that the acquisition of or participation in an enterprise may involve the issuance by the Company of a controlling interest in the Company which would dilute the respective equity interests of the Company’s stockholders and may also result in a reduction of the Company’s net tangible asset value per share.

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

Facilities

The Company’s offices are located at 3625 Cove Point Drive, Salt Lake City, Utah  84109. Such space is provided to the Company without charge.

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

As of December 31, 2014, the Company had a working capital deficit of $5,866 and is dependent on loans or contributions from stockholders or sales of common stock to obtain the capital required to continue its operations.  However, even if additional funding is received, it is not anticipated that it will be in an amount that is adequate to permit the Company to undertake an elaborate or extensive search for business opportunities.  This limited capital will prevent the Company from participating in any business opportunity which requires immediate additional capital and may make it difficult or impossible for the Company to locate a business opportunity.

The Company may issue a substantial number of additional shares in the future which could significantly dilute the ownership interest of current stockholders.

It is likely that the Company would acquire an interest in a business opportunity through a reverse merger or other business reorganization involving the issuance by the Company of additional shares of the Company’s common stock.  It is also likely that the Company would issue a controlling interest to the stockholders of the acquired company in which event the ownership interest of current stockholders would be substantially diluted.  The board of directors, acting without stockholder approval, has authority to issue all or any part of the authorized but unissued stock of the Company.  Thus, the board of directors could issue up to 34,000,000 additional shares of Common Stock without stockholder approval.  (See “Item 1. Business: Business Plan.”)

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

The Company’s Stock is thinly traded on the OTCQB exchanged.

The Company’s common stock is quoted on only on the OTCQB Market and no assurance can be given that the Company’s common stock will continue to be quoted on the OTCQB Market.  The company has paid a fee of $7500.00 to maintain its listing on the OTCQB market, and has been accepted for the year 2015. (See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”)

The one principal stockholder of the Company own approximately 90% of the Company’s issued and outstanding shares of common stock.  As a result, they may effectively be able to control the management and policies of the Company.

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

Item 1B.  Unresolved Staff Comments.

Not Applicable.  The Company is a “smaller reporting company.”

Item 2.  Properties.

The Company’s offices are located at the residence of a shareholder at 3625 Cove Point Drive., Salt Lake City, Utah 84109. Such space is provided to the Company without charge.  The Company does not own or lease any other properties.

Item 3.  Legal Proceedings.

The Company is not a party to any material legal proceedings and, to the best of its knowledge, no such legal proceedings have been threatened against it.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is included on the OTCQB Exchange under the symbol “BOTH.”

On March 26th, 2015, the published closing bid was $.15 and the published closing asked was $.25 for the Company’s common stock on the OTCQB exchange.

At March 26th, 2015, there were approximately 380 holders of record of the Company’s common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Recent Sales of Unregistered Securities

In June of 2014 we sold the sum of 105,000,000 restricted shares of common stock to our sole officer and director, Bradly Petersen in exchange for the satisfaction in full of all outstanding promissory notes and accrued interest, amounting to $105,000.00.  The recipient of securities of the Company was an accredited investor, or is considered by the Company to be a “sophisticated person”, in as much as he possesses such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of receiving of securities of the Company.  The Company believes that the issuance of its securities as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2014 fiscal year.

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2014 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At December 31, 2014, the Company had a working capital deficit of $5,866 and an accumulated deficit of $407,280.  The Company incurred net losses of $208,191 and $22,527 for its fiscal years ended December 31, 2014 and 2013, respectively.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The Fiscal Year Ended December 31, 2014 Compared to the Fiscal Year Ended December 31, 2013

The Company did not conduct any operations during its fiscal years ended December 31, 2014 or 2013, respectively, and has no assets other than cash.  At December 31, 2014, the Company had cash in the amount of $11,634.as compared to cash at December 31, 2013 in the amount of $359.  The increase in cash from 2014 to 2013 is the result of the loan from its sole officer, and shareholder.

At December 31, 2014, the Company had current liabilities of $25,000, consisting of a demand loan from its sole officer, director and shareholder.    At December 31, 2013, the Company had current liabilities of $95,672, consisting of accounts payable of $3,795, accrued interest payable - stockholder of $11,877 and notes payable – stockholder of $80,000. The $70,672, decrease in current liabilities from 2014 to 2013 results from the $3,795 decrease in accounts payable, the $11,877 decrease in accrued interest payable-stockholder and the $55,000 decrease in notes payable – stockholder all of which is attributable to shareholder loans being converted to equity (see below) The Company had a working capital deficit of $5,866 at December 31, 2014 as compared to a working capital deficit of $95,313 at December 31, 2013.

The Company did not generate revenues during its 2014 or 2013 fiscal years. The Company’s general and administrative expenses were $18,568 during the year ended December 31, 2014 as compared to $17,941 during the year ended December 31, 2013. The $627 increase in general and administrative expenses in 2014 as compared to 2013 is due primarily to higher professional fees.

The Company incurred a net loss of $208,191 during the year ended December 31, 2014 as compared to a net loss of $22,527 during the year ended December 31, 2013. The $185,664 increase in net loss in 2014 as compared to 2013 is primarily the result of incurrence of a $187,500 loss on extinguishment of debt, and an increase in legal and professional fees.

Net cash used by operating activities was $29,863 during the 2014 fiscal year resulting primarily from the net loss of $208,191, which was partially offset by a $187,500 loss on extinguishment of debt, a $7,500 increase in prepaid expenses, a $3,795 decrease in accounts payable and a $2,123 increase in accrued interest.  Net cash used by operating activities was $14,146 during the 2013 fiscal year resulting primarily from the net loss of $22,527, which was partially offset by a $3,795 increase in accounts payable, and $4,586 increase in accrued interest.

No cash was provided or used by investing activities during the 2014 or 2013 fiscal years.

For the last few years the Company was loaned money by shareholders per prior filings. They totaled $91,000 in principal, and $14,000 in accrued interest.  These notes were purchased by our sole officer, and director. In June of 2014 all the notes and accrued interest were settled with the issuance of 105,000,000 shares of common stock of the Company, resulting in the $187,500 loss on debt extinguishment.

In December 2014, our sole officer and director loaned the Company the sum of $25,000 to allow the Company to pay its accrued expenses, and have money to pay for the audited and its associated expenses.  It is an unsecured, Non-convertible demand note, with an interest rate of 12% per annum, paid quarterly.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of December 31, 2014, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of December 31, 2014 were not  effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this evaluation, our management used the COSO framework (1992), an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, with the participation of our Chief Executive Officer/Chief Financial Officer concluded that as of December 31, 2014, the Company’s internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Term Of Office	Positions Held
Bradly Petersen	47	2015	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Certain biographical information with respect to the Company’s sole officer and director is set forth below.

Bradly Petersen has since July 2013 been the Director of Outdoor Recreation for the State of Utah. From July 2011 until July 2013, he was the Chief Operating Office of a large distribution business, with offices in San Diego, and Mexico. The prior 7 years he started and managed a custom wood mill in Salt Lake City, Utah.  This wood mill was sold in July of 2011. He has a BA from the University of Utah, and a MBA from Thunderbird International Business School, located in Phoenix Arizona.

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during 2014, and took action by unanimous written consents in lieu of meetings.  Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not have an annual stockholder meeting during the prior year.

Board of Directors

Our board of directors consists of one person; Bradly Petersen.  Our sole director is not “independent” within the meaning of Rule 5605(a)(3) of the NASDAQ Marketplace because he is an officer of the Company.

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

Communications with Directors

Stockholders may communicate with the Board of Directors by sending written communications addressed to the Board of Directors, or any individual director, to: Bioethics, Ltd Inc., Attention: Corporate Secretary, 3625 Cove Point Drive, Salt Lake City. Utah 84109. All communications will be compiled by the corporate secretary and forwarded to the Board of Directors or any individual director, as appropriate.  In order to facilitate a response to any such communication, the Company’s Board of Directors suggests, but does not require, that any such submission include the name and contact information of the shareholder submitting the communication.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.  As a result, no reports are required to be filed pursuant to Section 16(a) of the Exchange Act by the Company’s directors and executive officers, and persons who own more than 5% of a registered class of the Company’s equity securities. Bradly Petersen our sole officers and director owns directly 90% of a common stock.

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

Item 11.  Executive Compensation

Bradly Petersen acts as the sole officer and director of the Company.  Mr. Petersen does not currently receive any compensation, from the Company.  The Company has not paid any compensation to any officer during the past three years nor has the Company granted any stock options or restricted stock to its officers during the past three years.

The Company has no retirement, pension, profit sharing, or insurance or medical reimbursement plans covering its officers or directors, and is not contemplating implementing any of these plans at this time.

The Company’s directors do not receive any compensation for serving as directors of the Company and no compensation was paid to the Company’s sole director during the 2014 or 2013 fiscal years.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 26, 2015, the number of shares of the Company’s common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s common stock, and by each of the Company’s officers and directors, and by all officers and directors as a group.  On such date there were 116,000,000 shares of the Company’s common stock issued and outstanding.

Title of Class	Beneficial Owner (1)	Amount	Percentage Ownership

Principal Stockholders
Common Stock	Bradly Petersen	105,000,000	90.51%
Officers and Directors
Common Stock	Bradly Petersen	105,000,000	90.51%
Common Stock	All Executive Officers
	And Directors as a Group (One Person)	105,000,000	90.51%

________________________

(1)

Unless otherwise indicated, all shares are held beneficially and of record by the person indicated.

(2)

The address of Bradly Petersen as reflected in the records of the Company’s transfer agent is 2730 Swasont Way, Salt Lake City, Utah 84117

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Company’s offices are located at the residence of its president at no charge to the Company.

Our board of directors consists of one person; Bradly Petersen, Our sole director is not “independent” within the meaning of Rule 5605(a)(3) of the NASDAQ Marketplace because he is an officer of the Company.

Item 14.  Principal Accounting Fees and Services

Pritchett, Siler & Hardy, P.C. served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2014 and 2013.

During the fiscal years ended December 31, 2014 and 2013, fees for services provided by Pritchett, Siler & Hardy, P.C. were as follows:

	Year Ended
	December 31,
	2014	2013

Auditor Fees	$8,650	$9,700
Audit-Related Fees	6,273	-
Tax Fees	475	350
All Other Fees	-	-

Total	$14,373	$10,050

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

(1)Incorporated by reference to Exhibits 3(i) and 3(ii) of the Company’ 2003 Form 10-KSB report, filed March 30, 2004

(2)XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bioethics, Ltd.

(Registrant)

Date:  March 30, 2015

By  /s/ Bradly Petersen

Bradly Petersen

President, Chief Executive Officer and

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2015

 /s/ Bradly Petersen

Bradly Petersen

President, Chief Executive Officer, Chief Financial Officer and Director

(Principal Executive and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Company did not provide any annual report to its security holders covering the fiscal year ended December 31, 2014.

As of the date of this report, the Company has not sent a proxy statement, form of proxy or other proxy soliciting material to more than ten of its security holders with respect to any annual or other meeting of security holders during 2014 or 2013.

BIOETHICS, LTD.

FINANCIAL STATEMENTS

DECEMBER 31, 2014

BIOETHICS, LTD.

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1466 N. HIGHWAY 89 STE. 230

FARMINGTON, UTAH  84025

_______________

(801) 447-9572     FAX (801) 447-9578

___________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Bioethics, Ltd.

Salt Lake City Utah

We have audited the accompanying balance sheets of Bioethics, Ltd. (the Company) as of December 31, 2014 and 2013 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah

March 27, 2015

BIOETHICS, LTD.
Balance Sheets

ASSETS

	December 31,	December 31,
	2014	2013
CURRENT ASSETS

Cash and cash equivalents	$11,634	$359
Prepaid expenses	7,500	-

Total Current Assets	19,134	359

TOTAL ASSETS	$19,134	$359

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$3,795
Accrued interest - related parties	-	11,877
Notes payable - related parties	25,000	80,000

Total Current Liabilities	25,000	95,672

TOTAL LIABILITIES	25,000	95,672

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.01 par value; 25,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized, 116,000,000 and 11,000,000 shares issued and outstanding, respectively	116,000	11,000
Additional paid-in capital	285,414	92,776
Accumulated deficit	(407,280)	(199,089)

Total Stockholders' Equity (Deficit)	(5,866)	(95,313)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$19,134	$359

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.
Statements of Operations

	For the Years Ended
	December 31,
	2014	2013

NET REVENUES	$-	$-

OPERATING EXPENSES

General and administrative	18,568	17,941

Total Operating Expenses	18,568	17,941

LOSS FROM OPERATIONS	(18,568)	(17,941)

OTHER INCOME (EXPENSES)

Interest expense	(2,123)	(4,586)
Loss on extinguishment of debt	(187,500)	-

Total Other Income (Expenses)	(189,623)	(4,586)

NET LOSS BEFORE INCOME TAXES	(208,191)	(22,527)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(208,191)	$(22,527)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	67,383,562	11,000,000

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.
Statements of Stockholders' Equity (Deficit)
For the Period January 1, 2013 through December 31, 2014

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2013	11,000,000	$ 11,000	$ 92,776	$ (176,562)	$ (72,786)

Net loss for the year ended December 31, 2013	-	-	-	(22,527)	(22,527)

Balance, December 31, 2013	11,000,000	11,000	92,776	(199,089)	(95,313)

Capital contribution by shareholder	-	-	5,138	-	5,138

Issuance of common stock for debt	105,000,000	105,000	187,500	-	292,500

Net loss for the year ended December 31, 2014	-	-	-	(208,191)	(208,191)

Balance, December 31, 2014	116,000,000	$ 116,000	$ 285,414	$ (407,280)	$ (5,866)

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(208,191)	$(22,527)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on extinguishment of debt	187,500	-
Changes in operating assets and liabilities:
Prepaid expenses	(7,500)	-
Accounts payable	(3,795)	3,795
Accrued interest	2,123	4,586

Net Cash Used by Operating Activities	(29,863)	(14,146)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contribution	5,138	-
Proceeds from notes payable - related parties	36,000	10,000

Net Cash Provided by Financing Activities	41,138	10,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,275	(4,146)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	359	4,505

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,634	$359

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing activity:
Stock issued for extinguishment of debt	$105,000	$-

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

The Company has no tax positions at December 31, 2014 and 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2014 and 2013, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2014, and 2013.  All tax years starting with 2011 are open for examination.

Loss Per Share -The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC Topic No. 260, “Earnings Per Share” [See Note 7].

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

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In June 2014, the Company issued 105,000,000 shares of its previously authorized but unissued common stock for the satisfaction of debts in the amount of $105,000 [See Note 4].  The best-efforts Enterprise value of the shares issued was determined by management to be $292,500 (or $.003 per share). The excess of the fair value of the stock issued over the value of the debt settled of $187,500 has been recorded as a loss on extinguishment of debt. The issuance of common stock resulted in a change in control of the Company [See Note 5].

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.”  This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company adopted the provisions of ASC Topic 740, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of ASC Topic 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax provisions at December 31, 2014 and 2013, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2014 and 2013, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2014 and 2013.

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

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE 3 - INCOME TAXES (CONTINUED)

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
NOL Carryover	$32,900	29,700
Extinguishment of debt with shares	28,000	-
Valuation allowance	(60,900)	(29,700)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended December 31, 2014 and 2013 due to the following:

	2014	2013

Book Loss (15% statutory rate)	$(31,200)	$(3,400)
Change in valuation allowance	31,200	3,400

Tax at effective rate	$-	$-

At December 31, 2014, the Company had net operating loss carryforwards of approximately $218,000 that may be offset against future taxable income from the year 2015 through 2034.  No tax benefit has been reported in the December 31, 2014 or 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  There is no provision for state taxes, since the Company’s operations have been limited to administrative expenses and fund-raising in the state of its incorporation (Nevada) which has no income tax.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2014, 2013 and 2012.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - For the years ended December 2014 and 2013, the Company did not pay any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

Notes Payable - Between January 2010 and March 2014, the Company borrowed $91,000 from a stockholder of the Company pursuant to unsecured promissory notes. Such notes are due on demand and accrue interest at 6% per annum.  In June, 2014, the principal amount of $91,000 along with accrued interest of $14,000 was settled via the issuance of 105,000,000 shares of common stock of the Company.  Included in the notes that were settled was $11,000 received during the year ended December 31, 2014 [See Note 2].

In December 2014, the Company borrowed $25,000 from a stockholder of the Company pursuant to an unsecured promissory note.  The note is due on demand and accrues interest at 12% per annum.

NOTE 5 - CHANGE IN CONTROL

In June 2014 our Sole Officer and Director settled the notes from the Company in the amount of $105,000 including principal of $91,000 and accrued interest of $14,000, for 105,000,000 shares of common stock of the company.  This resulted in a change of control, as our sole officer and director owns 90.5% of the Company’s issued and outstanding shares [See Notes 2 and 4].

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

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	December 31,
	2014	2013

Net loss (numerator)	$(208,191)	$(22,527)
Weighted average shares outstanding (denominator)	67,383,562	11,000,000
Basic and fully diluted net loss per share amount	$(0.00)	$(0.00)

Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 – RECENT PRONOUNCEMENT

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, “Development Stage Entities” (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional events to disclose.