Form 10-Q
period 2015-03-31
BIOETHICS LTD
filed 2015-05-15
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2015

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

Yes  X   No

As of May 14, 2015, the issuer had outstanding 116,000,000 shares of common stock, par value $0.001.

BIOETHICS, LTD.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I – FINANCIAL INFORMATION

BIOETHICS, LTD.

BIOETHICS, LTD.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)	(audited)
CURRENT ASSETS
Cash	$4,669	$11,634
Prepaid expenses	5,625	7,500

Total Current Assets	10,294	19,134

Total Assets	$10,294	$19,134

CURRENT LIABILITIES
Accounts payable	$4,500	$-
Notes payable – stockholder	25,000	25,000

Total Current Liabilities	29,500	25,000
Total Liabilities	29,500	25,000
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock; $.01 par value, 25,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock; $.001 par value, 150,000,000 shares authorized, 116,000,000 outstanding	116,000	116,000
Additional paid-in capital	285,414	285,414
Accumulated deficit	(420,620)	(407,280)
Total Stockholders’ Equity (Deficit)	(19,206)	(5,866)

	$10,294	$19,134

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three
	Months Ended
	March 31,
	2015	2014

NET REVENUES	$-	$-

OPERATING EXPENSES:
General and administrative	12,590	7,301

LOSS FROM
OPERATIONS	(12,590)	(7,301)

OTHER (EXPENSE)
Interest expense	(750)	(1,242)

NET LOSS BEFORE INCOME TAXES	(13,340)	(8,543)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(13,340)	$(8,543)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	116,000,000	11,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOETHICS, LTD.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(13,340)	$(8,543)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	1,875	(380)
Increase (decrease) in accounts payable	4,500	(1,022)
Increase (decrease) in accrued interest	-	1,242

Net Used by Operating Activities	(6,965)	(8,703)

Cash flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from notes payable	-	11,000

Net Cash Provided by Financing Activities	-	11,000

Net Decrease in Cash	(6,965)	(2,297)

Cash and Equivalents at Beginning of Period	11,634	359

Cash and Equivalents at End of Period	$4,669	$2,656

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$750	$-
Cash paid for income taxes	$-	$-

Non cash and investing activities:	$-	$-

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2015 and results of operations and cash flows for the three months ended March 31, 2015 and 2014 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements.  The results of operations for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

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

In June 2014, the Company issued 105,000,000 shares of its previously authorized but unissued common stock for satisfaction of debts in the amount of $105,000. The best-efforts Enterprise value of the shares issued was determined by management to be $292,500 (or $.003 per share). The excess of the fair value of the stock issued over the value of the debt settled of $187,500 has been recorded as a loss on extinguishment of debt.  The issuance of common stock resulted in a change in control of the Company.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the three months ended March 31, 2015 and 2014, the Company did not pay any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

Notes Payable – Between January 2010 and March 2014, the Company borrowed $91,000 from a stockholder of the Company pursuant to unsecured promissory notes, which are due on demand and accrue interest at 6% per annum. In June 2014, the principal amount of $91,000, along with accrued interest of $14,000, was purchased by the Company’s sole officer and director and settled via the issuance of 105,000,000 shares of common stock of the Company.  This resulted in a change of control, as the officer and director now owns 90.5% of the Company’s issued and outstanding stock.

In December 2014, the Company borrowed $25,000 from the Company’s sole officer and director pursuant to an unsecured promissory note, which is due on demand and accrues interest at 12% per annum.

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

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the Three Months Ended March 31,
	2015	2014

Loss from continuing operations
applicable to common
stockholders (numerator)	$(13,340)	$(8,543)

Weighted average number of
common shares outstanding
used in loss per share calculation
during the period (denominator)	116,000,000	11,000,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional events to disclose.

Note 7 – DEVELOPMENT STAGE OPERATIONS

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2014 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At March 30, 2015, the Company had a working capital deficit of $19,206 and a deficit since inception of $420,619.  The Company incurred net losses of  $13,340  and $8,543 for the three months ended March 31, 2015 and 2014, respectively.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The fiscal Quarter ended March 31, 2015 Compared to the Fiscal Quarter ended March 31, 2014

The Company did not conduct any operations during it's the three month period ended March 31, 2015 or 2014, respectively, and had no assets other than cash and prepaid expenses.  At March 31, 2015, the Company had cash in the amount of $4,669 as compared to cash at December 31, 2014 in the amount of $11,634.  The decrease in cash is the result of the payments of expenses during the reporting period.  At March 31, 2015, the Company had total current liabilities of $29,500, consisting of accounts payable of $4,500 and $25,000 of notes payable.  The increase in current liabilities represents accrual of general corporate bills received. The Company had a working capital deficit of $19,206 at March 31, 2015 as compared to a working capital deficit of $5,866 at December 31, 2014.

The Company did not generate revenues during the three months ending March 31, 2015 or 2014.  The Company incurred general and administrative expenses of $12,590 during the three month period ended March 31, 2014, as compared to $7,301 during the three months ended March 31, 2014.  Such expenses consist primarily of legal and accounting fees as well as taxes and annual fees required to maintain the Company’s corporate status.

The Company incurred a net loss of $13,340 during the three months ended March 31, 2015 as compared to a net loss of $8,543 during the three month period ended March 30, 2014.  The increase in net loss in 2015 as compared to 2014 is the result of  higher general and administrative expenses and the fees payable to OTC Markets in 2015.

The Company has never had substantial ongoing operations. As a result, since its inception on July 26, 1990, the Company has an accumulated deficit of $420,619.

Liquidity and Capital Resources

Net cash used by operating activities was $6,965 during the three months ended March 31, 2015.  Net cash used by operating activities during the three months ended March 31, 2014 was $8,703.

No cash was provided or used by investing activities during the three-month periods ending March 30, 2015 and 2014.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a “smaller reporting company.”

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of March 31, 2015, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of  March 31, 2015 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015, using the COSO framework (1992), our management, with the participation of our Chief Executive Officer/Chief Financial Officer identified a weakness in the Company’s internal control, which arises from the fact that the Company’s principal executive and principal financial officers are the same person, which does not allow for segregation of duties.  Our management believes the materiality of this weakness is mitigated by the Company’s status as a shell company with no significant assets or liabilities, no business operations and a limited number of transactions each year, and that the weakness does not have a material effect on the accuracy and completeness of our financial reporting and disclosure as included in this report.

Part II---OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge; its properties are not the subject of any such proceedings.

Item 1A. Risk Factors.

See the risk factors described in Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

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

Bioethics, Ltd.

Date: May 14, 2015	By /s/ Bradly Petersen
Bradly Petersen
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)