Form 10-Q
period 2015-06-30
BIOETHICS LTD
filed 2015-08-11
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________

Commission File Number 33-55254-41

BIOETHICS, LTD.
(Exact name of registrant as specified in charter)

NEVADA	87-0485312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1661 Lakeview Circle, Ogden, Utah	84403
(Address of principal executive offices)	(Zip Code)

(801) 399-3632
(Issuer’s telephone number, including area code)

3625 Cove Point Drive, Salt Lake City, Utah 84104
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

Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

Accelerated filer

[  ]

Non-accelerated filer

[  ]

Smaller reporting company

[X]

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes [X]    No [  ]

As of August 10, 2015, the issuer had outstanding 116,000,000 shares of common stock, par value $0.001.

BIOETHICS, LTD.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

INDEX

PART I   Financial Information

Item 1.

Financial Statements (Unaudited)

3

Item 2.  Management’s Discussion and Analysis of Financial Condition

and Results of Operations

 9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

 10

Item 4.  Controls and Procedures

 11

PART II Other Information

Item 1.  Legal Proceedings

11

Item 1A.  Risk Factors

11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

11

Item 3.  Defaults Upon Senior Securities

12

Item 4.  Mine Safety Disclosures

12

Item 5.  Other Information

12

Item 6.  Exhibits

12

SIGNATURES

14

PART I – FINANCIAL INFORMATION

      BIOETHICS, LTD.

CONTENTS

PAGE

Condensed Balance Sheets,

June 30, 2015 (unaudited) and December 31, 2014 (audited)

4

Unaudited Condensed Statements of Operations,

For the three and six months ending June 30, 2015 and June 30, 2014 (restated)

5

Unaudited Condensed Statements of Cash Flows,

For the six months ended June 30, 2015 and June 30, 2014 (restated)                         6

 Notes to Unaudited Condensed Financial Statements three and six months ended June 30, 2014 (restated)

7

BIOETHICS, LTD.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
CURRENT ASSETS
Cash	$ 19	$ 11,634
Prepaid Expenses	3,750	7,500

Total Current Assets	3,769	19,134

Total Assets	$ 3,769	$ 19,134

CURRENT LIABILITIES
Accounts Payable	$ 1,800	$ -
Accrued Interest - stockholder	750	-
Notes Payable - stockholder	25,000	25,000

Total Current Liabilities	27,550	25,000
Total Liabilities	27,550	25,000

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock; $.01 par value, 25,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock; $.001 par value, 150,000,000 shares
authorized, 116,000,000 issued and outstanding	116,000	116,000
Additional paid-in capital	285,414	285,414
Accumulated deficit	(425,195)	(407,280)
Total Stockholders’ Equity (Deficit)	(23,781)	(5,866)

Total Liabilities and Equity	$ 3,769	$ 19,134

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

For the Three			For the Six
Months Ended			Months Ended
June 30,			June 30,
2015		2014	2015	2014
		(restated)		(restated)
REVENUE	$ -	$ -	$ -	$ -

OPRATING EXPENSES:
General and administrative	3,825	5,776	16,415	13,077

LOSS FROM OPERATIONS	(3,825)	(5,776)	(16,415)	(13,077)

OTHER INCOME (EXPENSE)
Interest Expense	(750)	(881)	(1,500)	(2,123)
Loss on extinguishment of debt	-	(187,500)	-	(187,500)

NET LOSS BEFORE INCOME TAXES	(4,575)	(194,157)	(17,915)	(202,700)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (4,575)	$(194,157)	$ (17,915)	$ (202,700)

LOSS PER COMMON SHARE	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.02)

WEIGHTED AVERAGE NUMBER
COMMON SHARES OUTSTANDING	116,000,000	17,318,692	116,000,000	8,712,657

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOETHICS, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
		(restated)
Cash Flows from Operating Activities:
Net loss	$ (17,915)	$ (202,700)
Adjustments to reconcile net loss to net cash
used by operating activities:
Loss on extinguishment of debt	-	187,500
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	3,750	(380)
Increase (decrease) in accounts payable	1,800	4,644
Increase (decrease) in accrued interest - stockholder	750	2,123

Net Cash (Used) by Operating Activities	(11,615)	(8,813)

Cash flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from notes payable	-	11,000

Net Cash Provided by Financing Activities	-	11,000

Net Increase (Decrease) in Cash	(11,615)	2,187

Cash at Beginning of Period	11,634	359

Cash at End of Period	$ 19	$ 2,546

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ 750	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2015

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2015 and 2014 and for the three and six months ended June 30, 2015 and 2014 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements.  The results of operations for the periods ended June 30, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

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

In June 2014, the Company issued 105,000,000 shares of its previously authorized but unissued common stock for satisfaction of debts in the amount of $105,000 (see Note 4). The best-efforts Enterprise value of the shares issued was determined by management to be $292,500 (or $.003 per share). The excess of the fair value of the stock issued over the value of the debt settled of $187,500 has been recorded as a loss on extinguishment of debt.  The transaction resulted in a change in control of the Company, as well as a restatement of the June 30, 2014 comparative financial statements as illustrated in NOTE 8.

NOTE 3  RELATED PARTY TRANSACTIONS

Management Compensation - During the three and six months ended June 30, 2015 and 2014, the Company did not pay any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

Notes Payable - Between January 2010 and March 2014, the Company borrowed $91,000 from a minority stockholder of the Company pursuant to unsecured promissory notes, which were due on demand and accrued interest at 6% per annum. In June 2014, the principal amount of $91,000, along with accrued interest of $14,000, was purchased by the Company’s then-sole officer and director and settled via the issuance of 105,000,000 shares of common stock of the Company.  This resulted in a change of control, as the former officer and director now owns 90.5% of the Company’s issued and outstanding stock.  In December 2014, the Company borrowed $25,000 from this majority shareholder pursuant to an unsecured promissory note, which is due on demand and accrues interest at 12% per annum, or $750 per quarter.  The note has accrued $1,500 in interest since its inception, of which $750 remains payable at June 30, 2015 (see NOTE 6).

BIOETHICS, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2015

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

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the	For the	For the	For the
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30	June 30	June 30	June 30
	2015	2014	2015	2014
		(restated)		(restated)
Loss from continuing operations
applicable to common
stockholders (numerator)	$ (4,575)	$ (194,157)	$(17,915)	(202,700)

Weighted average number of
common shares outstanding
used in loss per share calculation
during the period (denominator)	116,000,000	17,318,692	116,000,000	8,712,657

Dilutive loss per share was not presented; as the Company had no common share equivalents for all periods presented that would affect the computation of diluted loss per share. In addition, the Company has experienced continuing losses, so inclusion of any common share equivalents would result in an anti-dilutive effect.

NOTE 6 – SUBSEQUENT EVENTS

On July 24, 2015, Bradly Petersen resigned from his positions as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, and sole Director.  Mark A. Scharmann was appointed to serve in all positions vacated by Mr. Petersen, who remains the Company’s majority shareholder.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional events to disclose.

Note 7 – DEVELOPMENT STAGE OPERATIONS

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, “Development Stage Entities” (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning After December 15, 2015.  As such, the Company has not labeled the financial statements as those of a development stage entity and has not presented inception-to-date information on the respective financial statements.

BIOETHICS, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2015

NOTE 8 – RESTATEMENT

As detailed in NOTE 2, in June 2014 the Company issued 105,000,000 shares of common stock valued at $292,500 for satisfaction of debts in the amount of $105,000.  The loss on extinguishment of debt resulting from the excess of the fair value of the stock issued over the debt settled of $187,500 (with offsetting entry to additional paid-in capital) was not considered at the time of the transaction, and was not recorded until the December 31, 2014 audit.  Thus, the applicable June 30, 2014 items have been restated in the accompanying financial statements and footnotes as follows:

	At June 30, 2014
	Amount as
	Originally		Restated
Account	Filed	Adjustment	Amount
Additional paid-in capital	$ 92,776	$ 187,500	$ 280,276
Accumulated deficit	(214,289)	(187,500)	(401,789)

	3 Months Ended June 30, 2014			6 Months Ended June 30, 2014
	Amount as			Amount as
	Originally		Restated	Originally		Restated
Account	Filed	Adjustment	Amount	Filed	Adjustment	Amount
Loss on extinguishment of debt	-	(187,500)	(187,500)	-	(187,500)	(187,500)
Total other income (expense)	(881)	(187,500)	(188,381)	(2,123)	(187,500)	(189,623)
Net loss	(6,657)	(187,500)	(194,157)	(15,200)	(187,500)	(202,700)
Net loss per share	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.02)

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2014 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At June 30, 2015, the Company had a working capital deficit of $23,781 and a deficit since inception of $425,195.  The Company incurred net losses of $4,575 and $194,157 for the three months ended June 30, 2015 and 2014, respectively.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The fiscal Quarter ended June 30, 2015 Compared to the Fiscal Quarter ended June 30, 2014

The Company did not conduct any operations during it's the three month periods ended June 30, 2015 or 2014, and had no assets other than cash and prepaid expenses.  At June 30, 2015, the Company had cash in the amount of $19 as compared to cash at December 31, 2014 in the amount of $11,634.  The decrease in cash is the result of the payments of expenses and accounts payable during the reporting period, which consisted primarily of professional fees incurred to fulfill SEC filing requirements.  At June 30, 2015, the Company had total current liabilities of $27,550, consisting of accounts payable of $1,800, interest payable to shareholder of $750 and $25,000 of notes payable to a stockholder.  The increase in current liabilities represents accrual of general corporate bills received. The Company had a working capital deficit of $23,781 at June 30, 2015 as compared to a working capital deficit of $5,866 at December 31, 2014.

The Company did not generate revenues during either the three-month or six month period ending June 30, 2015 or 2014.  The Company incurred general and administrative expenses of $3,825 during the three month period ended June 30, 2015, as compared to $5,776 during the three months ended June 30, 2014.  Such expenses consist primarily of legal and accounting fees as well as taxes and annual fees required to maintain the Company’s corporate status.

The Company incurred a net loss of $4,575 during the three month period ended June 30, 2015 as compared to a net loss of $194,157 during the three month period ended June  30, 2014. The decrease in net loss in 2015 as compared to 2014 is the result of a $187,500 loss on extinguishment of debt recorded during the three months ended June 30, 2014.

The Company has never had substantial ongoing operations. As a result, since its inception on July 26, 1990, the Company has an accumulated deficit of $425,195.

Liquidity and Capital Resources

Net cash used by operating activities was $11,615 and $8,813 during the three months ended June 30, 2015 and 2014 respectively.

No cash was provided or used by investing activities during the three-month periods ending June 30, 2015 or 2014.

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, “Development Stage Entities” (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015.  As such, the Company has not labeled the financial statements as those of a development stage entity and has not presented inception-to-date information on the respective financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a “smaller reporting company.”

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of June 30, 2015, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of  June 30, 2014 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 3015, using the COSO framework (1992), our management, with the participation of our Chief Executive Officer/Chief Financial Officer identified a weakness in the Company’s internal control, which arises from the fact that the Company’s principal executive and principal financial officers are the same person, which does not allow for segregation of duties.  Our management believes the materiality of this weakness is mitigated by the Company’s status as a shell company with no significant assets or liabilities, no business operations and a limited number of transactions each year, and that the weakness does not have a material effect on the accuracy and completeness of our financial reporting and disclosure as included in this report.

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

11

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

12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bioethics, Ltd.

Date: August 10, 2015	By /s/ Mark A. Sharmann
Mark A. Sharmann
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)

13