Form 10-Q
period 2015-09-30
BIOETHICS LTD
filed 2015-11-10
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes [X]    No [  ]

As of November 9, 2015, the issuer had outstanding 116,000,000 shares of common stock, par value $0.001.

1

BIOETHICS, LTD.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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

11

Item 1A.  Risk Factors

11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

11

Item 3.  Defaults Upon Senior Securities

12

Item 4.  Mine Safety Disclosures

12

Item 5.  Other Information

12

Item 6.  Exhibits

12

SIGNATURES

14

1

PART I – FINANCIAL INFORMATION

BIOETHICS, LTD.

CONTENTS

PAGE

Unaudited Condensed Balance Sheets,

September 30, 2015 and December 31, 2014

4

Unaudited Condensed Statements of Operations,

For the three and nine months ending September 30, 2015 and 2014 (restated)

5

Unaudited Condensed Statements of Cash Flows,

For the nine months ended September 30, 2015 and 2014 (restated)

                         6

Notes to Unaudited Condensed Financial Statements for the three and nine months ended September 30, 2015 and 2014 (restated)

7

BIOETHICS, LTD.
Condensed Balance Sheets
(Unaudited)

ASSETS

	September 30,	December 31,
	2015	2014

CURRENT ASSETS

Cash and cash equivalents	$ 92,879	$ 11,634
Prepaid expenses	1,875	7,500

Total Current Assets	94,754	19,134

TOTAL ASSETS	$ 94,754	$ 19,134

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 6,128	$ -
Accrued interest	1,836	-
Accrued interest - related party	1,500	-
Note payable - related party	25,000	25,000
Convertible note payable (net of discount of $83,333 and $-0-,
respectively)	16,667	-

Total Current Liabilities	51,131	25,000

TOTAL LIABILITIES	51,131	25,000

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.01 par value; 25,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares
authorized, 116,000,000 shares issued and outstanding	116,000	116,000
Additional paid-in capital	385,414	285,414
Accumulated deficit	(457,791)	(407,280)

Total Stockholders' Equity (Deficit)	43,623	(5,866)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 94,754	$ 19,134

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
		(Restated)		(Restated)

NET REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative	13,343	995	29,758	14,072

Total Operating Expenses	13,343	995	29,758	14,072

LOSS FROM OPERATIONS	(13,343)	(995)	(29,758)	(14,072)

OTHER INCOME (EXPENSES)

Loss on extinguishment of debt	-	(187,500)	-	(187,500)
Interest expense	(19,253)	-	(20,753)	(2,123)

Total Other Income (Expenses)	(19,253)	(187,500)	(20,753)	(189,623)

NET LOSS BEFORE INCOME TAXES	(32,596)	(188,495)	(50,511)	(203,695)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (32,596)	$ (188,495)	$ (50,511)	$ (203,695)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	116,000,000	116,000,000	116,000,000	81,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (50,511)	$ (203,695)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of debt discounts	16,667	-
Loss on extinguishment of debt	-	187,500
Changes in operating assets and liabilities:
Prepaid expenses	5,625	(380)
Accounts payable	6,128	(2,161)
Accrued interest	1,836	-
Accrued interest - related party	1,500	2,123

Net Cash Used by Operating Activities	(18,755)	(16,613)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contribution	-	5,137
Proceeds from notes payable	100,000	11,175

Net Cash Provided by Financing Activities	100,000	16,312

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	81,245	(301)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	11,634	359

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$ 92,879	$ 58

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ 750	$ -
Cash paid for income taxes	$ -	$ -

Non-cash financing activity:
Conversion of unsecured promissory notes payable	$ -	$ 105,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 and 2014 (Restated)

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2015 and 2014 (restated) and for the three and nine months ended September 30, 2015 and 2014 (restated) have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements.  The results of operations for the periods ended September 30, 2015 and 2014 (restated) are not necessarily indicative of the operating results for the full year.

NOTE 2 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

In June 2014, the Company issued 105,000,000 shares of its previously authorized but unissued common stock for satisfaction of debts in the amount of $105,000 (see NOTE 3). The best-efforts Enterprise value of the shares issued was determined by management to be $292,500 (or $.003 per share). The excess of the fair value of the stock issued over the value of the debt settled of $187,500 has been recorded as a loss on extinguishment of debt.  The transaction resulted in a change in control of the Company, as well as a restatement of the September 30, 2014 comparative financial statements as illustrated in NOTE 9.

As discussed in NOTE 4, the Company recorded a debt discount totaling $100,000 in connection with a convertible note payable issued during the three months ended September 30, 2015.  This resulted in a corresponding increase of $100,000 to additional paid-in capital.

NOTE 3  RELATED PARTY TRANSACTIONS

Management Compensation - During the three and nine months ended September 30, 2015 and 2014, the Company did not pay any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

Notes Payable - Between January 2010 and March 2014, the Company borrowed $91,000 from a minority stockholder of the Company pursuant to unsecured promissory notes, which were due on demand and accrued interest at 6% per annum. In June 2014, the principal amount of $91,000, along with accrued interest of $14,000, was purchased by the Company’s then-sole officer and director and settled via the issuance of 105,000,000 shares of common stock of the Company.  This resulted in a change of control, as the former officer and director now owns 90.5% of the Company’s issued and outstanding stock.  In December 2014, the Company borrowed $25,000 from this majority shareholder pursuant to an unsecured promissory note, which is due on demand and accrues interest at

BIOETHICS, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 and 2014 (Restated)

12% per annum, or $750 per quarter.  The note has accrued $2,250 in interest since its inception, of which $1,500 remains payable at September 30, 2015.

NOTE 4 - CONVERTIBLE NOTE PAYABLE

On July 25, 2015, the Company issued a promissory note in the original principal amount of $100,000 to a lender. The Note is due on demand at any time after July 31, 2016 and carries an interest rate of 10% per annum. The Note shall be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $0.25 per share.  The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $100,000.  This amount is being amortized over the life of the promissory note.  During the three and nine months ended September 30, 2015, the company recorded $16,667 as amortization of debt discount on the condensed statements of operations, resulting in an unamortized debt discount of $83,333 and net convertible note balance of $16,667 at September 30, 2015.  Accrued interest and interest expense as of and for the nine months ended September 30, 2015 totaled $1,836.

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

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
		(Restated)		(Restated)
Loss from continuing operations
applicable to common
stockholders (numerator)	$ (32,596)	$ (188,495)	$(50,511)	(203,695)

Weighted average number of
common shares outstanding
used in loss per share calculation
during the period (denominator)	116,000,000	116,000,000	116,000,000	81,000,000

Dilutive loss per share was not presented; as the Company had no common share equivalents for all periods presented that would affect the computation of diluted loss per share. In addition, the Company has experienced continuing losses, so inclusion of any common share equivalents would result in an anti-dilutive effect.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional events to disclose.

BIOETHICS, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 and 2014 (Restated)

Note 8 – DEVELOPMENT STAGE OPERATIONS

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, “Development Stage Entities” (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015.  As such, the Company has not labeled the financial statements as those of a development stage entity and has not presented inception-to-date information on the respective financial statements

NOTE 9 – RESTATEMENT

As detailed in NOTE 2, in June 2014 the Company issued 105,000,000 shares of common stock valued at $292,500 for satisfaction of debts in the amount of $105,000.  The loss on extinguishment of debt resulting from the excess of the fair value of the stock issued over the debt settled of $187,500 (with offsetting entry to additional paid-in capital) was not considered at the time of the transaction, and was not recorded until the December 31, 2014 audit.  Thus, the applicable unaudited September 30, 2014 items have been restated in the accompanying financial statements and footnotes as follows:

	At September 30, 2014
	Amount as
	Originally		Restated
Account	Filed	Adjustment	Amount
Additional paid-in capital	$ 97,913	$ 187,500	$ 285,413
Accumulated deficit	(215,284)	(187,500)	(402,784)

	3 Months Ended September 30, 2014			9 Months Ended September 30, 2014
	Amount as			Amount as
	Originally		Restated	Originally		Restated
Account	Filed	Adjustment	Amount	Filed	Adjustment	Amount
Loss on extinguishment of debt	-	(187,500)	(187,500)	-	(187,500)	(187,500)
Total other income (expense)	-	(187,500)	(187,500)	(2,123)	(187,500)	(189,623)
Net loss	(995)	(187,500)	(188,495)	(16,195)	(187,500)	(203,695)
Net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2014 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At September 30, 2015, the Company had a working capital deficit of $43,623 and a deficit since inception of $457,791. The Company incurred net losses of $50,511 and $203,695 for the nine months ended September 30, 2015 and 2014, respectively.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The Fiscal Quarter ended September 30, 2015 Compared to the Fiscal Quarter ended September 30, 2014

The Company did not conduct any operations during the three month periods ended September 30, 2015 or 2014, and had no assets other than cash and prepaid expenses.  At September 30, 2015, the Company had cash in the amount of $92,879 as compared to cash at December 31, 2014 in the amount of $11,634.  The increase in cash is mainly the result of the proceeds from a convertible promissory note payable in the amount of $100,000 received during the quarter ended September 30, 2015.  At September 30, 2015, the Company had total current liabilities of $51,131, consisting of accounts payable of $6,128, interest payable to shareholder of $1,500, interest on convertible notes payable of $1,836, notes payable to a stockholder of $25,000, and convertible notes payable of $16,667 (net of discount of $83,333).  The increase in current liabilities mainly represents accrual of general corporate bills received and the new promissory note payable in the amount of $100,000.The Company had a working capital deficit of $43,623 at September 30, 2015 as compared to a working capital deficit of $5,866 at December 31, 2014.

The Company did not generate revenues during either the three month or nine month period ending September 30, 2015or 2014.  The Company incurred general and administrative expenses of $13,343 during the three month period ended September 30, 2015, as compared to $995 during the three months ended September 30, 2014.  During the nine month period ended September 30, 2015, the Company incurred general and administrative expenses of $29,758 compared to $14,072 during the nine month period ended September 30, 2014.  Such expenses consist primarily of legal and accounting fees as well as taxes and annual fees required to maintain the Company’s corporate status.

The Company incurred a net loss of $32,596 during the three month period ended September 30, 2015 as compared to a net loss of $188,495 during the three month period ended September 30, 2014.During the nine month period ended September 30, 2015, the Company incurred a net loss of $50,511 compared to a net loss of $203,695 during the nine month period ended September 30, 2014.  The decrease in net loss in 2015 as compared to 2014 is mainly the result of the loss on extinguishment of debt in the amount of $187,500 which was recorded during the nine months ended September 30, 2014.

The Company has never had substantial ongoing operations. As a result, since its inception on July 26, 1990, the Company has an accumulated deficit of $457,791.

Liquidity and Capital Resources

Net cash used by operating activities was $18,755 and $16,613 during the nine months ended September 30, 2015 and 2014 respectively.

No cash was provided or used by investing activities during the nine month periods ending September 30, 2015 or 2014.

Net cash provided by financing activities was $100,000 and $16,312 during the nine months ended September 30, 2015 and 2014 respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a “smaller reporting company.”

Item 4.Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of September 30, 2015, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of September 30, 2015 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015, using the COSO framework (1992), our management, with the participation of our Chief Executive Officer/Chief Financial Officer identified a weakness in the Company’s internal control, which arises from the fact that the Company’s principal executive and principal financial officers are the same person, which does not allow for segregation of duties.  Our management believes the materiality of this weakness is mitigated by the Company’s status as a shell company with no significant assets or liabilities, no business operations and a limited number of transactions each year, and that the weakness does not have a material effect on the accuracy and completeness of our financial reporting and disclosure as included in this report.

Part II---OTHER INFORMATION

Item 1.Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge; its properties are not the subject of any such proceedings.

Item 1A.Risk Factors.

See the risk factors described in Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5.Other Information.

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

Bioethics, Ltd.

Date: November 10, 2015	By /s/ Mark A. Scharmann
Mark A. Scharmann
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)