Form 10-K
period 2015-12-31
BIOETHICS LTD
filed 2016-04-13
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

  X .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2015

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
1661 Lakeview Circle
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

The Company is a “shell” company and its common stock trades sporadically in the over-the-counter market and no active trading market exists. As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding shares of the registrant's common stock held by non-affiliates was $2,907,000, based upon a closing price of $0.51 per common share.

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

As of April 11th, 2016, there were 116,000,000 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2015).

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

In June 2014 the Company issued a total of 105,000,000 shares of common stock valued at $292,500 in settlement of all outstanding shareholder notes, in the principal amount of $91,000 and accrued interest to date of settlement in the amount of $14,000 for satisfaction in full of all notes and interest payable as of June 17, 2014.  The 105,000,000 shares were issued to our then CEO, President, CFO, and sole director, Bradly Petersen who had purchased these notes and accrued interest from a minority shareholder.  The excess fair value of the stock issued over the book value of the debt has been recorded as a loss on extinguishment of debt in the amount of $187,500.

Business Plan

The Company intends to continue to seek, investigate and, if warranted, acquire an interest in a business opportunity. Management has not established any firm criteria with respect to the type of business with which the Company desires to become involved and will consider participating in a business enterprise in a variety of different industries or areas with no limitation as to the geographical location of the enterprise.  The Company’s management will have unrestricted discretion in reviewing, analyzing, and ultimately selecting a business enterprise for acquisition or participation by the Company.  It is anticipated that any enterprise ultimately selected will be selected by management based on its analysis and evaluation of the business and financial condition of the enterprise, as well as its business plan, potential for growth, and other factors, none of which can be anticipated to be controlling.  If the Company is able to locate a suitable business enterprise, the decision to acquire or participate in the enterprise may be made by the Company’s board of directors without stockholder approval.  Approval may also be obtained pursuant to the consent of a majority of the Company’s stockholders and, since the principal stockholder of the Company owns approximately 90% of the Company’s outstanding shares, he would be able to approve any transaction without the affirmative vote of additional shares.  Further, it is anticipated that the acquisition of or participation in an enterprise may involve the issuance by the Company of a controlling interest in the Company which would dilute the respective equity interests of the Company’s stockholders and may also result in a reduction of the Company’s net tangible asset value per share.

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

Facilities

The Company’s offices are located at 1661 Lakeview Circle, Ogden, Utah 84403. Such space is provided to the Company without charge.

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

As of December 31, 2015, the Company had a working capital deficit of $1,434 and is dependent on loans or contributions from stockholders or sales of common stock to obtain the capital required to continue its operations.  However, even if additional funding is received, it is not anticipated that it will be in an amount that is adequate to permit the Company to undertake an elaborate or extensive search for business opportunities.  This limited capital will prevent the Company from participating in any business opportunity which requires immediate additional capital and may make it difficult or impossible for the Company to locate a business opportunity.

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

The Company’s common stock is quoted on only on the OTCQB Market and no assurance can be given that the Company’s common stock will continue to be quoted on the OTCQB Market.  The company has paid a fee of $7,500.00 to maintain its listing on the OTCQB market, and has been accepted for the year 2016. (See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”)

One principal stockholder of the Company owns approximately 90% of the Company’s issued and outstanding shares of common stock.  As a result, they may effectively be able to control the management and policies of the Company.

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

Item 1B.  Unresolved Staff Comments.

Not Applicable.  The Company is a “smaller reporting company.”

Item 2.  Properties.

The Company’s offices are located at the residence of an officer at 1661 Lakeview Circle, Ogden, Utah 84403. Such space is provided to the Company without charge.  The Company does not own or lease any other properties.

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

On th, April 112016, the published closing bid was $.505 and the published closing asked was $.76 for the Company’s common stock on the OTCQB exchange.

At  April 11th, 2016, there were approximately 384 holders of record of the Company’s common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Recent Sales of Unregistered Securities

In June of 2014 we issued the sum of 105,000,000 restricted shares of common stock to our then sole officer and director, Bradly Petersen, in exchange for the satisfaction in full of all outstanding promissory notes and accrued interest, amounting to $105,000.00.  The recipient of securities of the Company was an accredited investor, or is considered by the Company to be a “sophisticated person,” in as much as he possesses such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of receiving of securities of the Company.  The Company believes that the issuance of its securities as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2015 fiscal year.

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2015 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At December 31, 2015, the Company had a working capital deficit of $1,434 and an accumulated deficit of $502,848.  The Company incurred net losses of $95,568 and $208,191 for its fiscal years ended December 31, 2015 and 2014, respectively.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The Fiscal Year Ended December 31, 2015 Compared to the Fiscal Year Ended December 31, 2014

The Company did not conduct any operations during its fiscal years ended December 31, 2015 or 2014, respectively, and has no assets other than cash and a note receivable.  At December 31, 2015, the Company had cash in the amount of $24,653 as compared to cash at December 31, 2014 in the amount of $11,634.  The increase in cash from 2015 to 2014 is the result of a convertible note payable issued by the Company.

At December 31, 2015, the Company had current liabilities of $76,087, consisting of accounts payable of $2,815, accrued interest payable - stockholder of $2,250, accrued interest of $4,356, notes payable – stockholder of $25,000 and convertible notes payable of $41,666. At December 31, 2014, the Company had current liabilities of $25,000, consisting of a demand loan from its sole officer, director and shareholder.    The increase of $51,087 in current liabilities from 2014 to 2015 results from the $2,815 increase in accounts payable, the $6,606 increase in accrued interest payable, and the $41,666 increase in convertible notes payable.  The Company had a working capital deficit of $1,434 at December 31, 2015 as compared to a working capital deficit of $5,866 at December 31, 2014.

The Company did not generate revenues during its 2015 or 2014 fiscal years. The Company’s general and administrative expenses were $46,546 during the year ended December 31, 2015 as compared to $18,568 during the year ended December 31, 2014. The $27,978 increase in general and administrative expenses in 2015 as compared to 2014 is due primarily to higher professional fees.

The Company incurred a net loss of $95,568 during the year ended December 31, 2015 as compared to a net loss of $208,191 during the year ended December 31, 2014. The $112,623 decrease in net loss in 2015 as compared to 2014 is primarily the result of incurrence of a $187,500 loss on extinguishment of debt during 2014.

Net cash used by operating activities was $36,981 during the 2015 fiscal year resulting primarily from the net loss of $95,568, which was partially offset by the amortization of debt discounts in the amount of $41,666, a $7,500 decrease in prepaid expenses, a $2,815 increase in accounts payable and a $6,606 increase in accrued interest.  Net cash used by operating activities was $29,863 during the 2014 fiscal year resulting primarily from the net loss of $208,191, which was partially offset by a $187,500 loss on extinguishment of debt, a $7,500 increase in prepaid expenses, a $3,795 decrease in accounts payable and a $2,123 increase in accrued interest.

Net cash used by investing activities was $50,000 during the 2015 fiscal year which consisted of payments on notes receivable in the amount of $50,000.   No cash was provided or used by investing activities during the 2014 fiscal year.

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

In December 2014, our then sole officer and director loaned the Company the sum of $25,000 to allow the Company to pay its accrued expenses, and have money to pay for the audits and its associated expenses.  It is an unsecured, non-convertible demand note, with an interest rate of 12% per annum, paid quarterly.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of December 31, 2015, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of December 31, 2015 were not  effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this evaluation, our management used the COSO framework (1992), an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, with the participation of our Chief Executive Officer/Chief Financial Officer concluded that as of December 31, 2015, the Company’s internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Term Of Office	Positions Held
Mark Scharmann	57	2016	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Certain biographical information with respect to the Company’s sole officer and director is set forth below.

Mark A. Scharmann.  For the past several years Mr. Scharmann has been a private investor in residential real estate and private and public companies.  Mr. Scharmann became interested in investing in emerging growth companies in December 1979 while attending Weber State College. He compiled and edited a publication titled Digest of Stocks Listed on the Intermountain Stock Exchange (Library of Congress Cat. No. 80-82407). In 1981, he compiled and edited an industry directory called the OTC Penny Stock Digest (Library of Congress Cat. No. 80-82471). For the past several years Mr. Scharmann has also consulted with both public and privately held companies relating to management, mergers and acquisitions, debt and equity financing, capital market access, and introductions to investor relations groups. In addition to being and officer and director of the Company, Mr. Scharmann is an officer and director of Sears Oil and Gas Corporation, a shell company listed on the OTC Markets under the symbol (“SRSG”). He is an officer of Roycemore Corporation, a private firm specializing in the development and acquisition of self-storage facilities. Mr. Scharmann is a co-founder of wffl.com and wasatchbasketballleague.com, both youth sports information web sites. He graduated from Weber State University, Ogden, UT in 1997 with a Bachelors of Integrated Studies Degree in Business, Psychology and Health Education.

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during 2015, and took action by unanimous written consents in lieu of meetings.  Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not have an annual stockholder meeting during the prior year.

Board of Directors

Our board of directors consists of one person; Mark Scharmann.  Our sole director is not “independent” within the meaning of Rule 5605(a)(3) of the NASDAQ Marketplace because he is an officer of the Company.

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

Communications with Directors

Stockholders may communicate with the Board of Directors by sending written communications addressed to the Board of Directors, or any individual director, to: Bioethics, Ltd Inc., Attention: Corporate Secretary, 1661 Lakeview Circle, Ogden, Utah 84403. All communications will be compiled by the corporate secretary and forwarded to the Board of Directors or any individual director, as appropriate.  In order to facilitate a response to any such communication, the Company’s Board of Directors suggests, but does not require, that any such submission include the name and contact information of the shareholder submitting the communication.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.  As a result, no reports are required to be filed pursuant to Section 16(a) of the Exchange Act by the Company’s directors and executive officers, and persons who own more than 5% of a registered class of the Company’s equity securities. Bradly Petersen, our former sole officers and director, owns directly 90% of a common stock.

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

Item 11.  Executive Compensation

Mark Scharmann acts as the sole officer and director of the Company.  Mr. Scharmann does not currently receive any compensation, from the Company.  The Company has not paid any compensation to any officer during the past three years nor has the Company granted any stock options or restricted stock to its officers during the past three years.

The Company has no retirement, pension, profit sharing, or insurance or medical reimbursement plans covering its officers or directors, and is not contemplating implementing any of these plans at this time.

The Company’s directors do not receive any compensation for serving as directors of the Company and no compensation was paid to the Company’s sole director during the 2015 or 2014 fiscal years.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 11, 2016, the number of shares of the Company’s common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s common stock, and by each of the Company’s officers and directors, and by all officers and directors as a group.  On such date there were 116,000,000 shares of the Company’s common stock issued and outstanding.

Name	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage Of Class

Mark Scharmann, CEO and Director	Common Stock	5,300,000	4.57%
Bradly Petersen	Common Stock	105,000,000	90.52%
All Executive Officers And Directors as a Group (One Person)	Common Stock	5,300,000	4.57%

________________________

(1)

As reported above, the term “beneficial owner” is defined broadly under Exchange Act Rule 13d-3 to include “any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise” has or shares voting or investment power with respect to a registered equity security.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Company’s offices are located at the residence of its president at no charge to the Company.

Our board of directors consists of one person; Mark Scharmann. Our sole director is not “independent” within the meaning of Rule 5605(a)(3) of the NASDAQ Marketplace because he is an officer of the Company.

Item 14.  Principal Accounting Fees and Services

Pritchett, Siler & Hardy, P.C. served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2015 and 2014.

During the fiscal years ended December 31, 2015 and 2014, fees for services provided by Pritchett, Siler & Hardy, P.C. were as follows:

	Year Ended
	December 31,
	2015	2014

Auditor Fees	$10,800	$8,650
Audit-Related Fees	-	6,273
Tax Fees	-	475
All Other Fees	-	-

Total	$10,800	$14,373

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

Date:  April 12, 2016

By  /s/ Mark Scharmann

Mark Scharmann

President, Chief Executive Officer and

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 12, 2016

 /s/ Mark Scharmann

Mark Scharmann

President, Chief Executive Officer, Chief Financial Officer and Director

(Principal Executive and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Company did not provide any annual report to its security holders covering the fiscal year ended December 31, 2015.

As of the date of this report, the Company has not sent a proxy statement, form of proxy or other proxy soliciting material to more than ten of its security holders with respect to any annual or other meeting of security holders during 2015 or 2014.

BIOETHICS, LTD.

FINANCIAL STATEMENTS

DECEMBER 31, 2015

BIOETHICS, LTD.

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89 STE. 130

FARMINGTON, UTAH  84025

_______________

(801) 447-9572     FAX (801) 447-9578

___________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Bioethics, Ltd.

Ogden Utah

We have audited the accompanying balance sheets of Bioethics, Ltd. (the Company) as of December 31, 2015 and 2014 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Bioethics, Ltd. will continue as a going concern. As discussed in Note 7 to the financial statements, Bioethics, Ltd. has incurred losses since its inception, has a working capital deficit and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 7.  These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah

March 30, 2016

BIOETHICS, LTD.
Balance Sheets

ASSETS

	December 31,	December 31,
	2015	2014

CURRENT ASSETS

Cash and cash equivalents	$ 24,653	$ 11,634
Prepaid expenses	-	7,500
Notes receivable	50,000	-

Total Current Assets	74,653	19,134

TOTAL ASSETS	$ 74,653	$ 19,134

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 2,815	$ -
Accrued interest - related party	2,250	-
Accrued interest	4,356	-
Note payable - related party	25,000	25,000
Convertible note payable (net of discount of $58,334 and $-0-,
respectively)	41,666	-

Total Current Liabilities	76,087	25,000

TOTAL LIABILITIES	76,087	25,000

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.01 par value; 25,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares
authorized, 116,000,000 shares issued and outstanding	116,000	116,000
Additional paid-in capital	385,414	285,414
Accumulated deficit	(502,848)	(407,280)

Total Stockholders' Equity (Deficit)	(1,434)	(5,866)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 74,653	$ 19,134

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.
Statements of Operations

	For the Years Ended
	December 31,
	2015	2014

NET REVENUES	$ -	$ -

OPERATING EXPENSES

General and administrative	46,546	18,568

Total Operating Expenses	46,546	18,568

LOSS FROM OPERATIONS	(46,546)	(18,568)

OTHER INCOME (EXPENSES)

Loss on extinguishment of debt	-	(187,500)
Interest expense (including amortization of debt
discount of $41,666 and $-0-, respectively)	(49,022)	(2,123)

Total Other Income (Expenses)	(49,022)	(189,623)

NET LOSS BEFORE INCOME TAXES	(95,568)	(208,191)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (95,568)	$ (208,191)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	116,000,000	67,383,562

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (95,568)	$ (208,191)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of debt discount	41,666	-
Loss on extinguishment of debt	-	187,500
Changes in operating assets and liabilities:
Prepaid expenses	7,500	(7,500)
Accounts payable	2,815	(3,795)
Accrued interest - related party	2,250	2,123
Accrued interest	4,356	-
Net Cash Used by Operating Activities	(36,981)	(29,863)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of notes receivable	(50,000)	-
Net Cash Used by Investing Activities	(50,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	-	5,138
Proceeds from notes payable - related parties	-	36,000
Proceeds from convertible note payable	100,000	-
Net Cash Provided by Financing Activities	100,000	41,138

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	13,019	11,275

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	11,634	359

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$ 24,653	$ 11,634

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ 750	$ -
Cash paid for income taxes	$ -	$ -

Non-cash financing activity:
Stock issued for extinguishment of debt	$ -	$ 105,000

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.
Statements of Stockholders' Equity (Deficit)
For the Period January 1, 2014 through December 31, 2015

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2014	11,000,000	$ 11,000	$ 92,776	$ (199,089)	$ (95,313)

Capital contribution by shareholder	-	-	5,138	-	5,138

Issuance of common stock for debt	105,000,000	105,000	187,500	-	292,500

Net loss for the year ended
December 31, 2014	-	-	-	(208,191)	(208,191)

Balance, December 31, 2014	116,000,000	116,000	285,414	(407,280)	(5,866)

Beneficial conversion feature relating
to convertible debt	-	-	100,000	-	100,000

Net loss for the year ended
December 31, 2015	-	-	-	(95,568)	(95,568)

Balance, December 31, 2015	116,000,000	$ 116,000	$ 385,414	$ (502,848)	$ (1,434)

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

Loss Per Share -The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC Topic No. 260, “Earnings Per Share” [See Note 8].

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

Recent Accounting Standards Update (“ASU”) through ASU No. 2016-09 contain technical corrections to existing guidance or affect guidance to specialized industries.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

The Company has no tax provisions at December 31, 2015 and 2014, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2015 and 2014, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2015 and 2014.

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

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2015 and 2014:

	2015	2014
Deferred tax assets:
NOL Carryover	$47,200	32,900
Extinguishment of debt with shares	28,000	28,000
Valuation allowance	(75,200)	(60,900)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended December 31, 2015 and 2014 due to the following:

	2015	2014

Book Loss (15% statutory rate)	$(14,300)	$(31,200)
Change in valuation allowance	14,300	31,200

Tax at effective rate	$-	$-

At December 31, 2015, the Company had net operating loss carryforwards of approximately $315,000 that may be offset against future taxable income from the year 2016 through 2035.  No tax benefit has been reported in the December 31, 2015 or 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  There is no provision for state taxes, since the Company’s operations have been limited to administrative expenses and fund-raising in the state of its incorporation (Nevada) which has no income tax.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2015, 2014 and 2013.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - For the years ended December 2015 and 2014, the Company did not pay any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  An officer of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

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

In December 2014, the Company borrowed $25,000 from a stockholder of the Company pursuant to an unsecured promissory note.  The note is due on demand and accrues interest at 12% per annum commencing January 2015. Accrued interest and interest expense as of and for the year ended December 31, 2015 was $2,250 and $3,000, respectively. Interest payments totaling $750 were made to the stockholder during the year ended December 31, 2015.

NOTE 5 – NOTES RECEIVABLE

On November 16, 2015, the Company paid $50,000 for a secured promissory note.  The note bears interest at 10% per annum and is due on or before May 16, 2016.  Any amount of principal and interest on the note that is not paid when due shall bear default interest at the rate of 18% per annum until paid in full.  The note is secured by 500,000 shares of the borrower’s common stock.  Interest will begin accruing January 2016.  No principal or interest payments were made to the Company during the year ended December 31, 2015.

NOTE 6 - CHANGE IN CONTROL

In June 2014 our then Sole Officer and Director settled the notes from the Company in the amount of $105,000 including principal of $91,000 and accrued interest of $14,000, for 105,000,000 shares of common stock of the company.  This resulted in a change of control, as our then sole officer and director owns 90.5% of the Company’s issued and outstanding shares [See Notes 2 and 4].

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

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

NOTE 8 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	December 31,
	2015	2014

Net loss (numerator)	$(95,568)	$(208,191)
Weighted average shares outstanding (denominator)	116,000,000	67,383,562
Basic and fully diluted net loss per share amount	$(0.00)	$(0.00)

Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share, and any such items would have an anti-dilutive effect due to the Company’s continuing losses.

NOTE 9 – RECENT PRONOUNCEMENT

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional events to disclose.

NOTE 11 – NOTES PAYABLE

On July 25, 2015, the Company issued a convertible promissory note in the original principal amount of $100,000 to a lender. The Note is due on demand at any time after July 31, 2016 and carries an interest rate of 10% per annum. The Note shall be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $0.25 per share.  The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $100,000.  This amount is being amortized over the life of the promissory note.  During the year ended December 31, 2015, the company recorded $41,666 as amortization of debt discount on the statements of operations, resulting in an unamortized debt discount of $58,334 and net convertible note balance of $41,666 at December 31, 2015.  Accrued interest and interest expense as of and for the year ended December 31, 2015 totaled $4,356.