Form 10-Q
period 2016-03-31
BIOETHICS LTD
filed 2016-05-13
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes [X]    No [  ]

As of May 10, 2016, the issuer had outstanding 116,000,000 shares of common stock, par value $0.001.

BIOETHICS, LTD.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

INDEX

PART I   Financial Information

Item 1.

Financial Statements (Unaudited)

3

Item 2.  Management’s Discussion and Analysis of Financial Condition

and Results of Operations

10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

11

Item 4.  Controls and Procedures

12

PART II Other Information

Item 1.  Legal Proceedings

12

Item 1A.  Risk Factors

12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.  Defaults Upon Senior Securities

12

Item 4.  Mine Safety Disclosures

12

Item 5.  Other Information

12

Item 6.  Exhibits

13

SIGNATURES

14

PART I – FINANCIAL INFORMATION

BIOETHICS, LTD.

CONTENTS

PAGE

Unaudited Balance Sheets,

March 31, 2016 and December 31, 2015

4

Unaudited Statements of Operations,

For the three months ending March 31, 2016 and 2015

5

Unaudited Statements of Cash Flows,

For the three months ended March 31, 2016 and 2015

                         6

Notes to Unaudited Financial Statements for the three months ended March 31, 2016 and 2015

7

BIOETHICS, LTD.
Balance Sheets
(Unaudited)

ASSETS

	March 31,	December 31,
	2016	2015

CURRENT ASSETS
Cash and cash equivalents	$ 11,588	$ 24,653
Prepaid expenses	5,625	-
Interest receivable	1,858	-
Notes receivable	50,000	50,000

Total Current Assets	69,071	74,653

TOTAL ASSETS	$ 69,071	$ 74,653

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 4,824	$ 2,815
Accrued interest - related party	3,000	2,250
Accrued interest	6,822	4,356
Notes payable - related party	25,000	25,000
Convertible notes payable (net of discount of 33,334 and $58,334,
respectively)	66,666	41,666

Total Current Liabilities	106,312	76,087

TOTAL LIABILITIES	106,312	76,087

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value; 25,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares
authorized, 116,000,000 shares issued and outstanding	116,000	116,000
Additional paid-in capital	385,414	385,414
Accumulated deficit	(538,655)	(502,848)

Total Stockholders' Equity (Deficit)	(37,241)	(1,434)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 69,071	$ 74,653

The accompanying notes are an integral part of these unaudited financial statements.

BIOETHICS, LTD.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

NET REVENUES	$ -	$ -

OPERATING EXPENSES

General and administrative	9,449	12,590

Total Operating Expenses	9,449	12,590

LOSS FROM OPERATIONS	(9,449)	(12,590)

OTHER INCOME (EXPENSES)

Interest income	1,858	-
Interest expense (including amortization of debt
discount of $25,000 and $-0-, respectively)	(28,216)	(750)

Total Other Income (Expenses)	(26,358)	(750)

NET LOSS BEFORE INCOME TAXES	(35,807)	(13,340)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (35,807)	$ (13,340)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	116,000,000	116,000,000

The accompanying notes are an integral part of these unaudited financial statements.

BIOETHICS, LTD.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (35,807)	$ (13,340)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of debt discount	25,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(5,625)	1,875
Interest receivable	(1,858)	-
Accounts payable	2,009	4,500
Accrued interest - related party	750	-
Accrued interest	2,466	-

Net Cash Used by Operating Activities	(13,065)	(6,965)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

DECREASE IN CASH AND CASH EQUIVALENTS	(13,065)	(6,965)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	24,653	11,634

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$ 11,588	$ 4,669

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ -	$ 750
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

BIOETHICS, LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016 and 2015

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the three months ended March 31, 2016 and 2015 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements.  The results of operations for the periods ended March 31, 2016 and 2015 are not necessarily indicative of the operating results for the full year.

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

As discussed in NOTE 5, the Company recorded a debt discount totaling $100,000 in connection with a convertible note payable issued during the year ended December 31, 2015.  This resulted in a corresponding increase of $100,000 to additional paid-in capital.

NOTE 3  RELATED PARTY TRANSACTIONS

Management Compensation - During the three months ended March 31, 2016 and 2015, the Company did not pay any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

Notes Payable - Between January 2010 and March 2014, the Company borrowed $91,000 from a minority stockholder of the Company pursuant to unsecured promissory notes, which were due on demand and accrued interest at 6% per annum. In June 2014, the principal amount of $91,000, along with accrued interest of $14,000, was purchased by the Company’s then-sole officer and director and settled via the issuance of 105,000,000 shares of common stock of the Company.  This resulted in a change of control, as the former officer and director now owns 90.5% of the Company’s issued and outstanding stock.  In December 2014, the Company borrowed $25,000 from this majority shareholder pursuant to an unsecured promissory note, which is due on demand and accrues interest at 12% per annum, or $750 per quarter.  The note has accrued $3,750 in interest since its inception, of which $3,000 remains payable at March 31, 2016.

NOTE 4 – NOTES RECEIVABLE

On November 16, 2015, the Company paid $50,000 for a secured promissory note.  The note bears interest at 10% per annum and is due on or before May 16, 2016.  Any amount of principal and interest on the note that is not paid when due shall bear default interest at the rate of 18% per annum until paid in full.  The note is secured by 500,000

BIOETHICS, LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016 and 2015

shares of the borrower’s common stock.  Interest began accruing January 2016, resulting in $1,858 in interest receivable at March 31, 2016.  No principal or interest payments were made to the Company during the three months ended March 31, 2016.

NOTE 5 - CONVERTIBLE NOTE PAYABLE

On July 25, 2015, the Company issued a promissory note in the original principal amount of $100,000 to a lender. The Note is due on demand at any time after July 31, 2016 and carries an interest rate of 10% per annum. The Note shall be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $0.25 per share.  The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $100,000.  This amount is being amortized over the life of the promissory note.  During the three months ended March 31, 2016, the company recorded $25,000 as amortization of debt discount on the statements of operations, resulting in an unamortized debt discount of $33,334 and net convertible note balance of $66,666 at March 31, 2016.  Interest expense for the three months ended March 31, 2016 totaled $2,466, resulting in accrued interest at March 31, 2016 and December 31, 2015 of $6,822 and $$4,356, respectively.

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

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2016	2015

Loss from continuing operations
applicable to common
stockholders (numerator)	$ (35,807)	$ (13,340)

Weighted average number of
common shares outstanding
used in loss per share calculation
during the period (denominator)	116,000,000	116,000,000

Dilutive loss per share was not presented, as the Company had no common share equivalents for all periods presented that would affect the computation of diluted loss per share. In addition, the Company has experienced continuing losses, so inclusion of any common share equivalents would result in an anti-dilutive effect.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional events to disclose.

Note 9 – DEVELOPMENT STAGE OPERATIONS

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2015 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At March 31, 2016, the Company had a working capital deficit of $37,241 and a deficit since inception of $538,655. The Company incurred net losses of $35,807 and $13,340 for the three months ended March 31, 2016 and 2015, respectively.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The Fiscal Quarter ended March 31, 2016 Compared to the Fiscal Quarter ended March 31, 2015

The Company did not conduct any operations during the three month periods ended March 31, 2016 or 2015.  At March 31, 2016, the Company had cash in the amount of $11,588 as compared to cash at December 31, 2015 in the amount of $24,653.  At March 31, 2016, the Company had total current liabilities of $106,312, consisting of accounts payable of $4,824, interest payable to shareholder of $3,000, interest on convertible notes payable of $6,822, notes payable to a stockholder of $25,000, and convertible notes payable of $66,666 (net of discount of $33,334).  The increase in current liabilities mainly represents accrual of general corporate expenses incurred. The Company had a working capital deficit of $37,241 at March 31, 2016 as compared to a working capital deficit of $1,434 at December 31, 2015.

The Company did not generate revenues during the three month period ending March 31, 2016 or 2015.  The Company incurred general and administrative expenses of $9,449 during the three month period ended March 31, 2016, as compared to $12,590 during the three months ended March 31, 2015.  Such expenses consist primarily of legal and accounting fees as well as taxes and annual fees required to maintain the Company’s corporate status.

The Company incurred a net loss of $35,807 during the three month period ended March 31, 2016 as compared to a net loss of $13,340 during the three month period ended March 31, 2015. The increase in net loss in 2016 as compared to 2015 is mainly the result of the amortization of debt discount in the amount of $25,000 related to the convertible promissory note which was recorded during the three months ended March 31, 2016.

The Company has never had substantial ongoing operations. As a result, since its inception on July 26, 1990, the Company has an accumulated deficit of $538,655.

Liquidity and Capital Resources

Net cash used by operating activities was $13,065 and $6,965 during the three months ended March 31, 2016 and 2015, respectively.

No cash was provided or used by either investing activities or financing activities during the three month periods ending March 31, 2016 or 2015.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a “smaller reporting company.”

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of March 31, 2016, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of March 31, 2016 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016, using the COSO framework (1992), our management, with the participation of our Chief Executive Officer/Chief Financial Officer identified a weakness in the Company’s internal control, which arises from the fact that the Company’s principal executive and principal financial officers are the same person, which does not allow for segregation of duties.  Our management believes the materiality of this weakness is mitigated by the Company’s status as a shell company with no significant assets or liabilities, no business operations and a limited number of transactions each year, and that the weakness does not have a material effect on the accuracy and completeness of our financial reporting and disclosure as included in this report.

Part II---OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge; its properties are not the subject of any such proceedings.

Item 1A. Risk Factors.

See the risk factors described in Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015.

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

Bioethics, Ltd.

Date: May 11, 2016	By /s/ Mark A. Scharmann
Mark A. Scharmann
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)

13