Form 10-K
period 2016-12-31
BIOETHICS LTD
filed 2017-04-07
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2016

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

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

 Yes [  ] No [X]

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

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

The Company is a “shell” company and its common stock trades sporadically in the over-the-counter market and no active trading market exists. As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding shares of the registrant's common stock held by non-affiliates was $684,000, based upon a closing price of $0.12 per common share.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]

.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 31, 2017, there were 116,000,000 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2016).

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

In June 2014 the Company issued a total of 105,000,000 shares of common stock valued at $292,500 in settlement of all outstanding shareholder notes, in the principal amount of $91,000 and accrued interest to date of settlement in the amount of $14,000 for satisfaction in full of all notes and interest payable as of June 17, 2014.  The 105,000,000 shares were issued to our then CEO, President, CFO, and sole director, Bradly Petersen who had purchased these notes and accrued interest from a minority shareholder.  The excess fair value of the stock issued over the book value of the debt was recorded as a loss on extinguishment of debt in the amount of $187,500.

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

As of December 31, 2016, the Company had a working capital deficit of $121,431 and is dependent on loans or contributions from stockholders or sales of common stock to obtain the capital required to continue its operations.  However, even if additional funding is received, it is not anticipated that it will be in an amount that is adequate to permit the Company to undertake an elaborate or extensive search for business opportunities.  This limited capital will prevent the Company from participating in any business opportunity which requires immediate additional capital and may make it difficult or impossible for the Company to locate a business opportunity.

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

The Company’s Stock is thinly traded on the OTCQB exchange.

The Company’s common stock is quoted only on the OTCQB Market and no assurance can be given that the Company’s common stock will continue to be quoted on the OTCQB Market. (See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”)

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

Item 3.  Legal Proceedings.

The Company is not a party to any material legal proceedings and, to the best of its knowledge; no such legal proceedings have been threatened against it.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is included on the OTCQB Exchange under the symbol “BOTH.”

On March 22, 2017, the published closing bid was $.45 and the published closing asked was $.45 for the Company’s common stock on the OTCQB exchange.

At March 22, 2017, there were approximately 384 holders of record of the Company’s common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2016 fiscal year.

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2016 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At December 31, 2016, the Company had a working capital deficit of $121,431 and an accumulated deficit of $621,476.  The Company incurred net losses of $118,628 and $95,568 for its fiscal years ended December 31, 2016 and 2015, respectively.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The Fiscal Year Ended December 31, 2016 Compared to the Fiscal Year Ended December 31, 2015

The Company did not conduct any operations during its fiscal years ended December 31, 2016 or 2015, respectively.  At December 31, 2016, the Company had cash in the amount of $65,900 as compared to cash at December 31, 2015 in the amount of $24,653.  The increase in cash from 2016 compared to 2015 is the result of payments received on notes receivable as well as proceeds received from notes payable issued by the Company.

At December 31, 2016, the Company had current liabilities of $187,331, consisting of accounts payable of $6,191, accrued interest payable – stockholder of $5,250, accrued interest of $15,890, notes payable of $35,000, notes payable – stockholder of $25,000 and convertible notes payable of $100,000.  At December 31, 2015, the Company had current liabilities of $76,087, consisting of accounts payable of $2,815, accrued interest payable – stockholder of $2,250, accrued interest of $4,356, notes payable – stockholder of $25,000 and convertible notes payable of $41,666.  The Company had a working capital deficit of $121,431 at December 31, 2016 as compared to a working capital deficit of $1,434 at December 31, 2015.

The Company did not generate revenues during its 2016 or 2015 fiscal years. The Company’s general and administrative expenses were $50,244 during the year ended December 31, 2016 as compared to $46,546 during the year ended December 31, 2015. The Company did not expect a significant change in general and administrative expenses.

The Company incurred a net loss of $118,628 during the year ended December 31, 2016 as compared to a net loss of $95,568 during the year ended December 31, 2015. The $23,060 increase in net loss in 2016 as compared to 2015 is primarily the result of interest expense related to the issuance of promissory notes by the Company.

Net cash used by operating activities was $42,324 during the 2016 fiscal year resulting primarily from the net loss of $118,628, which was partially offset by the amortization of debt discounts in the amount of $58,334, a $3,376 increase in accounts payable and a $14,534 increase in accrued interest.  Net cash used by operating activities was $36,981 during the 2015 fiscal year resulting primarily from the net loss of $95,568, which was partially offset by the amortization of debt discounts in the amount of $41,666, a $7,500 decrease in prepaid expenses, a $2,815 increase in accounts payable and a $6,606 increase in accrued interest.

Net cash provided by investing activities was $48,571 during the 2016 fiscal year which consisted of the purchase of fixed assets in the amount of $1,429 and the proceeds from payments on notes receivable of $50,000.  Net cash used by investing activities was $50,000 during the 2015 fiscal year which consisted of payments on notes receivable in the amount of $50,000.

Net cash from financing activities consisted of $35,000 and $100,000 in proceeds received from the issuance of notes payable during the years ended December 31, 2016 and 2015, respectively.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of December 31, 2016, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of December 31, 2016 were not  effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this evaluation, our management used the COSO framework (1992), an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, with the participation of our Chief Executive Officer/Chief Financial Officer concluded that as of December 31, 2016, the Company’s internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Term Of Office	Positions Held
Mark Scharmann	58	Since July 24, 2015	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

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

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during 2016, and took action by unanimous written consents in lieu of meetings.  Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not have an annual stockholder meeting during the prior year.

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

The Company’s directors do not receive any compensation for serving as directors of the Company and no compensation was paid to the Company’s sole director during the 2016 or 2015 fiscal years.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 30, 2017, the number of shares of the Company’s common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s common stock, and by each of the Company’s officers and directors, and by all officers and directors as a group.  On such date there were 116,000,000 shares of the Company’s common stock issued and outstanding.

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

Item 14.  Principal Accounting Fees and Services

Pritchett, Siler & Hardy, P.C. served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2016 and 2015.

During the fiscal years ended December 31, 2016 and 2015, fees for services provided by Pritchett, Siler & Hardy, P.C. were as follows:

	Year Ended
	December 31,
	2016	2015

Auditor Fees	$9,000	$10,800
Audit-Related Fees	-	-
Tax Fees	400	-
All Other Fees	-	-

Total	$9,400	$10,800

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

Date:  April 7, 2017

By  /s/ Mark Scharmann

Mark Scharmann

President, Chief Executive Officer and

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 7, 2017

 /s/ Mark Scharmann

Mark Scharmann

President, Chief Executive Officer, Chief Financial Officer and Director

(Principal Executive and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Company did not provide any annual report to its security holders covering the fiscal year ended December 31, 2016.

As of the date of this report, the Company has not sent a proxy statement, form of proxy or other proxy soliciting material to more than ten of its security holders with respect to any annual or other meeting of security holders during 2016 or 2015.

BIOETHICS, LTD.

FINANCIAL STATEMENTS

DECEMBER 31, 2016

F-1

BIOETHICS, LTD.

F-2

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89 STE. 130

FARMINGTON, UTAH  84025

_______________

(801) 447-9572     FAX (801) 447-9578

___________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Bioethics, Ltd.

Ogden Utah

We have audited the accompanying balance sheets of Bioethics, Ltd. (the Company) as of December 31, 2016 and 2015 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah

March 30, 2017

F-3

BIOETHICS, LTD.
Balance Sheets

ASSETS

	December 31,	December 31,
	2016	2015

CURRENT ASSETS

Cash and cash equivalents	$ 65,900	$ 24,653
Notes receivable	-	50,000

Total Current Assets	65,900	74,653

FIXED ASSETS, NET	1,369	-

TOTAL ASSETS	$ 67,269	$ 74,653

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 6,191	$ 2,815
Accrued interest - related party	5,250	2,250
Accrued interest	15,890	4,356
Notes payable	35,000	-
Notes payable - related party	25,000	25,000
Convertible notes payable (net of discount of $-0- and $58,334,
respectively)	100,000	41,666

Total Current Liabilities	187,331	76,087

TOTAL LIABILITIES	187,331	76,087

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.01 par value; 25,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares
authorized, 116,000,000 shares issued and outstanding	116,000	116,000
Additional paid-in capital	385,414	385,414
Accumulated deficit	(621,476)	(502,848)

Total Stockholders' Equity (Deficit)	(120,062)	(1,434)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 67,269	$ 74,653

The accompanying notes are an integral part of these financial statements.

F-1

BIOETHICS, LTD.
Statements of Operations

	For the Years Ended
	December 31,
	2016	2015

NET REVENUES	$ -	$ -

OPERATING EXPENSES

General and administrative	50,244	46,546

Total Operating Expenses	50,244	46,546

LOSS FROM OPERATIONS	(50,244)	(46,546)

OTHER INCOME (EXPENSES)

Interest income	4,484	-
Interest expense (including amortization of debt discount
of $58,334 and $41,666, respectively)	(72,868)	(49,022)

Total Other Income (Expenses)	(68,384)	(49,022)

NET LOSS BEFORE INCOME TAXES	(118,628)	(95,568)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (118,628)	$ (95,568)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	116,000,000	116,000,000

The accompanying notes are an integral part of these financial statements.

F-1

BIOETHICS, LTD.
Statements of Stockholders' Equity (Deficit)
For the Period January 1, 2015 through December 31, 2016

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2015	116,000,000	$ 116,000	$ 285,414	$ (407,280)	$ (5,866)

Beneficial conversion feature relating
to convertible debt	-	-	100,000	-	100,000

Net loss for the year ended
December 31, 2015	-	-	-	(95,568)	(95,568)

Balance, December 31, 2015	116,000,000	116,000	385,414	(502,848)	(1,434)

Net loss for the year ended
December 31, 2016	-	-	-	(118,628)	(118,628)

Balance, December 31, 2016	116,000,000	$ 116,000	$ 385,414	$ (621,476)	$ (120,062)

The accompanying notes are an integral part of these financial statements.

F-1

BIOETHICS, LTD.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (118,628)	$ (95,568)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of debt discounts	58,334	41,666
Depreciation	60	-
Changes in operating assets and liabilities:
Prepaid expenses	-	7,500
Interest receivable	-	-
Accounts payable	3,376	2,815
Accrued interest - related party	3,000	2,250
Accrued interest	11,534	4,356

Net Cash Used by Operating Activities	(42,324)	(36,981)

CASH FLOWS FROM INVESTING ACTIVITIES

Issuance of notes receivable	-	(50,000)
Purchases of fixed assets	(1,429)	-
Proceeds from payments on notes receivable	50,000	-

Net Cash Provided (Used) by Investing Activities	48,571	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	35,000	100,000

Net Cash Provided by Financing Activites	35,000	100,000

INCREASE IN CASH AND CASH EQUIVALENTS	41,247	13,019

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	24,653	11,634

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$ 65,900	$ 24,653

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ -	$ 750
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

F-1

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

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

Recent Accounting Standards Update (“ASU”) through ASU No. 2017-07 contain technical corrections to existing guidance or affect guidance to specialized industries.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 – STOCKHOLDERS’ EQUITY (DEFICIT)

As discussed in NOTE 9, the Company recorded a debt discount totaling $100,000 in connection with a convertible promissory note payable issued during the year ended December 31, 2015.  This resulted in a corresponding increase of $100,000 to additional paid-in capital.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

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

The Company has no tax provisions at December 31, 2016 and 2015, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2016 and 2015, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2016 and 2015.

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

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2016 and 2015:

	2016	2015
Deferred tax assets:
NOL Carryover	$65,000	47,200
Extinguishment of debt with shares	28,000	28,000
Valuation allowance	(93,000)	(75,200)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended December 31, 2016 and 2015 due to the following:

	2016	2015

Book Loss (15% statutory rate)	$(17,800)	$(14,300)
Change in valuation allowance	17,800	14,300

Tax at effective rate	$-	$-

At December 31, 2016, the Company had net operating loss carryforwards of approximately $434,000 that may be offset against future taxable income from the year 2017 through 2036.  No tax benefit has been reported in the December 31, 2016 or 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  There is no provision for state taxes, since the Company’s operations have been limited to administrative expenses and fund-raising in the state of its incorporation (Nevada) which has no income tax.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2016, 2015 and 2014.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - For the years ended December 2016 and 2015, the Company did not pay any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  An officer of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

Notes Payable - In December 2014, the Company borrowed $25,000 from a stockholder of the Company pursuant to an unsecured promissory note.  The note is due on demand and accrues interest at 12% per annum commencing January 2015. Accrued interest and interest expense as of and for the year ended December 31, 2016 was $5,250 and $3,000, respectively.

Other – During the year ended December 31, 2016, the Company incurred $10,000 in professional fees with a company affiliated with the Company’s CEO/CFO related to patent research involving a potential business opportunity.

NOTE 5 – NOTES RECEIVABLE

On November 16, 2015, the Company paid $50,000 for a secured promissory note.  The note bore interest at 10% per annum and was due on or before May 16, 2016.  Any amount of principal and interest on the note that was not paid when due was subject to default interest at the rate of 18% per annum until paid in full.  The note was secured by 500,000 shares of the borrower’s common stock.  On August 5, 2016, the Company received payment of $54,484 which consisted of $50,000 principal and $4,484 in accrued interest income.

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

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	December 31,
	2016	2015

Net loss (numerator)	$(118,628)	$(95,568)
Weighted average shares outstanding (denominator)	116,000,000	116,000,000
Basic and fully diluted net loss per share amount	$(0.00)	$(0.00)

Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share, and any such items would have an anti-dilutive effect due to the Company’s continuing losses.

NOTE 8 – NOTE PAYABLE

On June 14, 2016, the Company issued a promissory note in the original principal amount of $35,000 to a lender. The Note is due on June 14, 2017 and carries an interest rate of 8% per annum.  Accrued interest and interest expense as of and for the year ended December 31, 2016 totaled $1,534.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

NOTE 9 – CONVERTIBLE NOTE PAYABLE

On July 25, 2015, the Company issued a convertible promissory note in the original principal amount of $100,000 to a lender. The Note is due on demand at any time after July 31, 2016 and carries an interest rate of 10% per annum. The Note shall be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $0.25 per share.  The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $100,000, which was amortized over the life of the promissory note.  During the years ended December 31, 2016 and 2015, the company recorded $58,334 and $41,666, respectively, as amortization of debt discount on the statements of operations, resulting in an unamortized debt discount of $-0- and net convertible note balance of $100,000 at December 31, 2016.  Interest expense was $10,000 and $4,356 for the years ended December 31, 2016 and 2015, respectively, resulting in accrued interest of $14,356 and $4,356 at December 31, 2016 and 2015, respectively.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional events to disclose.

F-8