Form 10-Q
period 2017-06-30
BIOETHICS LTD
filed 2017-08-04
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2017

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

As of August 1, 2017, the issuer had outstanding 116,000,000 shares of common stock, par value $0.001.

BIOETHICS, LTD.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

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

11

Item 1A.  Risk Factors

11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

11

Item 3.  Defaults Upon Senior Securities

11

Item 4.  Mine Safety Disclosures

11

Item 5.  Other Information

11

Item 6.  Exhibits

12

SIGNATURES

12

PART I – FINANCIAL INFORMATION

BIOETHICS, LTD.

CONTENTS

PAGE

Unaudited Balance Sheets,

June 30, 2017 and December 31, 2016

4

Unaudited Statements of Operations,

For the three and six months ended June 30, 2017 and 2016

5

Unaudited Statements of Cash Flows,

For the six months ended June 30, 2017 and 2016

                         6

Notes to Unaudited Financial Statements for the three and six months ended June 30, 2017 and 2016

7

BIOETHICS, LTD.
Balance Sheets
(Unaudited)

ASSETS

	June 30,	December 31,
	2017	2016

CURRENT ASSETS

Cash and cash equivalents	$ 40,270	$ 65,900
Prepaid expenses	2,000	-

Total Current Assets	42,270	65,900

FIXED ASSETS, NET	1,226	1,369

TOTAL ASSETS	$ 43,496	$ 67,269

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 5,274	$ 6,191
Accrued interest - related party	6,750	5,250
Accrued interest	22,237	15,890
Notes payable	35,000	35,000
Notes payable - related party	25,000	25,000
Convertible notes payable	100,000	100,000

Total Current Liabilities	194,261	187,331

TOTAL LIABILITIES	194,261	187,331

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.01 par value; 25,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares
authorized, 116,000,000 shares issued and outstanding	116,000	116,000
Additional paid-in capital	385,414	385,414
Accumulated deficit	(652,179)	(621,476)

Total Stockholders' Equity (Deficit)	(150,765)	(120,062)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 43,496	$ 67,269

The accompanying notes are an integral part of these unaudited financial statements.

BIOETHICS, LTD.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

NET REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative	15,824	13,838	22,856	23,287

Total Operating Expenses	15,824	13,838	22,856	23,287

LOSS FROM OPERATIONS	(15,824)	(13,838)	(22,856)	(23,287)

OTHER INCOME (EXPENSES)

Interest income	-	1,243	-	3,101
Interest expense (including amortization of debt discount
of $-0-, $25,000, $-0- and $50,000, respectively)	(3,941)	(28,366)	(7,847)	(56,582)

Total Other Income (Expenses)	(3,941)	(27,123)	(7,847)	(53,481)

NET LOSS BEFORE INCOME TAXES	(19,765)	(40,961)	(30,703)	(76,768)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (19,765)	$ (40,961)	$ (30,703)	$ (76,768)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	116,000,000	116,000,000	116,000,000	116,000,000

The accompanying notes are an integral part of these unaudited financial statements.

BIOETHICS, LTD.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (30,703)	$ (76,768)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of debt discount	-	50,000
Depreciation	143	-
Changes in operating assets and liabilities:
Prepaid expenses	(2,000)	(3,750)
Interest receivable	-	(3,101)
Accounts payable	(917)	10,414
Accrued interest - related party	1,500	1,500
Accrued interest	6,347	5,082

Net Cash Used by Operating Activities	(25,630)	(16,623)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	-	35,000

Net Cash Provided by Financing Activities	-	35,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,630)	18,377

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	65,900	24,653

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$ 40,270	$ 43,030

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

BIOETHICS, LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2017 and 2016

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Bioethics, Ltd. (“the Company”) was organized under the laws of the State of Nevada on July 26, 1990.  The Company was organized to provide a vehicle for participating in potentially profitable business ventures which may become available through the personal contacts, and at the complete discretion, of the Company’s officers and directors.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the six months ended June 30, 2017 and 2016 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements.  The results of operations for the periods ended June 30, 2017 and 2016 are not necessarily indicative of the operating results for the full year.

NOTE 2 - PREPAID EXPENSES

In January 2017, the Company paid $6,000 in professional service fees to be rendered through August 2017, resulting in an expense of $4,000 during the six months ended June 30, 2017 and a prepaid expense balance of $2,000 at June 30, 2017.

NOTE 3  RELATED PARTY TRANSACTIONS

Management Compensation - During the six months ended June 30, 2017 and 2016, the Company did not pay any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

Notes Payable - In December 2014, the Company borrowed $25,000 from the majority shareholder pursuant to an unsecured promissory note, which is due on demand and accrues interest at 12% per annum, or $750 per quarter.  The note has accrued $7,500 in interest since its inception, of which $6,750 remains payable at June 30, 2017.

NOTE 4 – NOTE RECEIVABLE

On November 16, 2015, the Company paid $50,000 for a secured promissory note.  The note bore interest at 10% per annum and was due on or before May 16, 2016.  Any amount of principal and interest on the note that was not paid when due was subject to default interest at the rate of 18% per annum until paid in full.  The note was secured by 500,000 shares of the borrower’s common stock, and earned $3,101 in interest income during the six months ended June 30, 2016.  On August 5, 2016, the Company received payment in full of $54,484 which consisted of $50,000 principal and $4,484 in accrued interest income.

NOTE 5 - NOTE PAYABLE

On June 14, 2016, the Company issued a promissory note in the principal amount of $35,000 to an unaffiliated lender. The Note is due on demand at any time after its original maturity date of June 14, 2017, and carries an interest rate of 8% per annum.  Interest expense for the six months ended June 30, 2017 totaled $1,388, resulting in accrued interest at June 30, 2017 of $2,922.

NOTE 6 - CONVERTIBLE NOTE PAYABLE

On July 25, 2015, the Company issued a promissory note in the principal amount of $100,000 to an unaffiliated lender. The Note is due on demand at any time after its original maturity date of July 31, 2016, and carries an interest rate of 10% per annum. The Note is convertible upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $0.25 per share.  The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $100,000, which was amortized over the life of the promissory note.  During the six months ended June 30, 2016, the Company recorded $50,000 as amortization of debt discount on the statements of operations, resulting in an unamortized debt discount of $-0- and net convertible note balance of $100,000 at June 30, 2017 and December 31, 2016.  Interest expense for the six months ended June 30, 2017 totaled $4,959, resulting in accrued interest at June 30, 2017 and December 31, 2016 of $19,315 and $14,356, respectively.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has no on-going operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock, or through a possible business combination.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the	For the
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2017	2016

Loss from continuing operations
applicable to common
stockholders (numerator)	$ (30,703)	$ (76,768)

Weighted average number of
common shares outstanding
used in loss per share calculation
during the period (denominator)	116,000,000	116,000,000

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements reflect the Company’s views with respect to future events based upon information available to it at this time.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements.  These uncertainties and other factors include, but are not limited to the risk factors described herein under the caption “Risk Factors.”  The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets,” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

General

The Company is a shell company that conducts no active business operations and is seeking business opportunities for acquisition or participation by the Company.

The Report of Independent Registered Public Accounting Firm on the Company’s 2016 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At June 30, 2017, the Company had a working capital deficit of $151,991 and an accumulated deficit since inception of $652,179. The Company incurred net losses of $30,703 and $76,768 for the six months ended June 30, 2017 and 2016, respectively.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The Three and Six Months ended June 30, 2017 compared to June 30, 2016

The Company did not conduct any operations during the three and six month periods ended June 30, 2017 or 2016.  At June 30, 2017, the Company had cash in the amount of $40,270, compared to cash at December 31, 2016 in the amount of $65,900.  At June 30, 2017, the Company had total current assets of $42,270, compared to $65,900 at December 31, 2016.  At June 30, 2017, the Company had total current liabilities of $194,261, compared to $187,331 at December 31, 2016.  The Company had a working capital deficit of $151,991 at June 30, 2017 compared to a working capital deficit of $121,431 at December 31, 2016.

The Company did not generate revenues during the six and three month periods ending June 30, 2017 or 2016.  The Company incurred general and administrative expenses of $15,824 during the three months ended June 30, 2017, compared to $13,838 during the three months ended June 30, 2016.  During the six months ended June 30, 2017, the company incurred general and administrative expenses of $22,856 compared to $23,287 during the six months ended June 30, 2016.  Such expenses consist primarily of legal and accounting fees as well as taxes and annual fees required to maintain the Company’s corporate status.

The Company incurred other income and (expenses) of ($3,941) during the three months ended June 30, 2017 compared to ($27,123) during the three months ended June 30, 2016.  During the six months ended June 30, 2017, the company incurred other income and (expenses) of ($7,847) compared to ($53,481) during the six months ended June 30, 2016.  Total other income and expenses consist of interest expense/income related to the notes payable/receivable due from/to the Company.  During the six months ended June 30, 2016, interest expense of $56,582 (including the amortization of debt discount of $50,000) was netted with interest income of $3,101.

The Company incurred a net loss of $19,765 during the three months ended June 30, 2017, compared to a net loss of $40,961 during the three months ended June 30, 2016.  During the six months ended June 30, 2017, the company incurred a net loss of $30,703 compared to $76,768 during the six months ended June 30, 2016.  The decrease in net loss in 2017 as compared to 2016 is mainly the result of the amortization of debt discount in the amount of $50,000 related to the convertible promissory note which was recorded during the six months ended June 30, 2016.

The Company has never had substantial ongoing operations. As a result, since its inception on July 26, 1990, the Company had an accumulated deficit of $652,179 as of June 30, 2017.

Liquidity and Capital Resources

Net cash used by operating activities was $25,630 and $16,623 during the six months ended June 30, 2017 and 2016, respectively.

There were no cash flows from either investing activities during the six months ended June 30, 2017 and 2016, respectively.

Net cash provided by financing activities was $-0- and $35,000 during the six months ended June 30, 2017 and 2016, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a “smaller reporting company.”

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of June 30, 2017, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of June 30, 2017 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017, using the COSO framework (1992), our management, with the participation of our Chief Executive Officer/Chief Financial Officer identified a weakness in the Company’s internal control, which arises from the fact that the Company’s principal executive and principal financial officers are the same person, which does not allow for segregation of duties.  Our management believes the materiality of this weakness is mitigated by the Company’s status as a shell company with no significant assets or liabilities, no business operations and a limited number of transactions each year, and that the weakness does not have a material effect on the accuracy and completeness of our financial reporting and disclosure as included in this report.

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

Bioethics, Ltd.

Date: August 3, 2017	By /s/ Mark A. Scharmann
Mark A. Scharmann
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)