Form 10-K
period 2017-12-31
BIOETHICS LTD
filed 2018-04-17
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒ Emerging growth company ☐

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

The Company is a “shell” company and its common stock trades sporadically in the over-the-counter market and no active trading market exists. As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding shares of the registrant's common stock held by non-affiliates was $2,576,250, based upon a closing price of $0.45 per common share.

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

As of April 16, 2018, there were 11,000,000 shares of the issuer’s common stock outstanding.

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

Business Plan

The Company intends to continue to seek, investigate and, if warranted, acquire an interest in a business opportunity. Management has not established any firm criteria with respect to the type of business with which the Company desires to become involved and will consider participating in a business enterprise in a variety of different industries or areas with no limitation as to the geographical location of the enterprise.  The Company’s management will have unrestricted discretion in reviewing, analyzing, and ultimately selecting a business enterprise for acquisition or participation by the Company.  It is anticipated that any enterprise ultimately selected will be selected by management based on its analysis and evaluation of the business and financial condition of the enterprise, as well as its business plan, potential for growth, and other factors, none of which can be anticipated to be controlling.  If the Company is able to locate a suitable business enterprise, the decision to acquire or participate in the enterprise may be made by the Company’s board of directors without stockholder approval.  Approval may also be obtained pursuant to the consent of a majority of the Company’s stockholders.  Further, it is anticipated that the acquisition of or participation in an enterprise may involve the issuance by the Company of a controlling interest in the Company which would dilute the respective equity interests of the Company’s stockholders and may also result in a reduction of the Company’s net tangible asset value per share.

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

As of December 31, 2017, the Company had a working capital deficit of $185,368 and is dependent on loans or contributions from stockholders or sales of common stock to obtain the capital required to continue its operations.  However, even if additional funding is received, it is not anticipated that it will be in an amount that is adequate to permit the Company to undertake an elaborate or extensive search for business opportunities.  This limited capital will prevent the Company from participating in any business opportunity which requires immediate additional capital and may make it difficult or impossible for the Company to locate a business opportunity.

The Company may issue a substantial number of additional shares in the future which could significantly dilute the ownership interest of current stockholders.

It is likely that the Company would acquire an interest in a business opportunity through a reverse merger or other business reorganization involving the issuance by the Company of additional shares of the Company’s common stock.  It is also likely that the Company would issue a controlling interest to the stockholders of the acquired company in which event the ownership interest of current stockholders would be substantially diluted.  The board of directors, acting without stockholder approval, has authority to issue all or any part of the authorized but unissued stock of the Company.  Thus, the board of directors could issue up to 139,000,000 additional shares of Common Stock without stockholder approval.  (See “Item 1. Business: Business Plan.”)

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

The Company’s Stock is thinly traded on the OTC Pink Marketplace.

The Company’s common stock is quoted only on OTC Pink Marketplace and no assurance can be given that the Company’s common stock will continue to be quoted on OTC Pink Marketplace. (See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”)

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is included on the OTC Pink Marketplace under the symbol “BOTH.”  On April 13, 2018, the published closing price was $.52 for the Company’s common stock on the OTC Pink Marketplace.

At April 12, 2018, there were approximately 384 holders of record of the Company’s common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2017 fiscal year.

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2017 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At December 31, 2017, the Company had a working capital deficit of $185,368 and an accumulated deficit of $685,699.  The Company incurred net losses of $64,223 and $118,628 for its fiscal years ended December 31, 2017 and 2016, respectively.  There can be no assurance that the Company will be able to obtain the additional debt or equity capital required to continue its operations.

The Fiscal Year Ended December 31, 2017 Compared to the Fiscal Year Ended December 31, 2016

The Company did not conduct any operations during its fiscal years ended December 31, 2017 or 2016, respectively.  At December 31, 2017, the Company had cash in the amount of $1,724 as compared to cash at December 31, 2016 in the amount of $65,900.  The decrease in cash from 2017 compared to 2016 is mainly the result of payments made on notes payable and accrued interest along with proceeds received from notes payable – related party issued by the Company.

At December 31, 2017, the Company had current liabilities of $189,092, consisting of accounts payable of $8,340, accounts payable – stockholder of $500, accrued interest payable – stockholder of $8,918, accrued interest of $4,334, notes payable of $35,000, and notes payable – stockholder of $132,000.  At December 31, 2016, the Company had current liabilities of $187,331, consisting of accounts payable of $6,191, accrued interest payable – stockholder of $5,250, accrued interest of $15,890, notes payable of $35,000, notes payable – stockholder of $25,000 and convertible notes payable of $100,000.  The Company had a working capital deficit of $185,368 at December 31, 2017 as compared to a working capital deficit of $121,431 at December 31, 2016.

The Company did not generate revenues during its 2017 or 2016 fiscal years. The Company’s general and administrative expenses were $48,220 during the year ended December 31, 2017 as compared to $50,244 during the year ended December 31, 2016. The Company did not expect a significant change in general and administrative expenses.

The Company incurred a net loss of $64,223 during the year ended December 31, 2017 as compared to a net loss of $118,628 during the year ended December 31, 2016. The $54,405 decrease in net loss in 2017 as compared to 2016 is primarily the result of decreased interest expense related to the amortization of beneficial conversion features on convertible promissory notes by the Company.

Net cash used by operating activities was $71,176 during the 2017 fiscal year resulting primarily from the net loss of $64,223, which was offset depreciation in the amount of $286, an increase of $2,000 in prepaid expenses, a $2,649 increase in accounts payable and a $7,888 increase in accrued interest.  Net cash used by operating activities was $42,324 during the 2016 fiscal year resulting primarily from the net loss of $118,628, which was offset by the amortization of debt discounts in the amount of $58,334, depreciation in the amount of $60, a $3,376 increase in accounts payable and a $14,534 increase in accrued interest.

There were no cash flows from investing activities during the 2017 fiscal year.  Net cash provided by investing activities was $48,571 during the 2016 fiscal year which consisted of the purchase of fixed assets in the amount of $1,429 and the proceeds from payments on notes receivable of $50,000.

Net cash provided by financing activities was $7,000 during the 2017 fiscal year which consisted of the repayment of convertible notes  in the amount of $100,000, and the proceeds from notes payable – stockholder in the amount of $107,000. Net cash provided by financing activities consisted of $35,000 during the 2016 fiscal year which consisted of proceeds received from the issuance of notes payable.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Pritchett, Siler & Hardy, P.C. served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2017 and 2016.  PSH performed the audit of our financial statements and Form 10-K for the year ended December 31, 2016, and reviews of our Forms 10-Q for the first three quarters of the year ended December 31, 2017.  On April 3, 2018, the Company dismissed PSH as its independent registered accounting firm and engaged Heaton and Company, PLLC, dba Pinnacle Accountancy Group of Utah, which performed the audit of our financial statements and Form 10-K for the year ended December 31, 2017.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of December 31, 2017, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of December 31, 2017 were not  effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this evaluation, our management used the COSO framework (2013), an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, with the participation of our Chief Executive Officer/Chief Financial Officer concluded that as of December 31, 2017, the Company’s internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table indicates the name, age, and position held by each of our officers and directors.  The term of office for each officer position is for one year or until his or her successor is duly elected and qualified by the board of directors.  The term of office for a director is for one year or until his or her successor is duly elected and qualified by the stockholders.

Name	Age	Positions Held
Mark Scharmann	59	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

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

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during 2017, and took action by unanimous written consents in lieu of meetings.  Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not have an annual stockholder meeting during the prior year.

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

The Company’s directors do not receive any compensation for serving as directors of the Company and no compensation was paid to the Company’s sole director during the 2017 or 2016 fiscal years.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 13, 2018, the number of shares of the Company’s common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s common stock, and by each of the Company’s officers and directors, and by all officers and directors as a group.  On such date there were 11,000,000 shares of the Company’s common stock issued and outstanding.

Name	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage Of Class

Mark Scharmann, CEO and Director	Common Stock	5,275,000	48%
Elliott Taylor	Common Stock	4,725,000	43%
All Executive Officers And Directors as a Group (One Person)	Common Stock	5,275,000	48%

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

In December 2017, the Company borrowed $107,000 from a stockholder of the Company pursuant to an unsecured promissory note.  The note is due on demand and accrues interest at 12% per annum. Accrued interest and interest expense as of and for the year ended December 31, 2017 was $668 and $668, respectively.

Our board of directors consists of one person; Mark Scharmann. Our sole director is not “independent” within the meaning of Rule 5605(a)(3) of the NASDAQ Marketplace because he is an officer of the Company.

Item 14.  Principal Accounting Fees and Services

Pritchett, Siler & Hardy, P.C. served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2017 and 2016.  PSH performed the audit of our financial statements and Form 10-K for the year ended December 31, 2016, and reviews of our Forms 10-Q for the first three quarters of the year ended December 31, 2017.  On April 3, 2018, the Company dismissed PSH as its independent registered accounting firm and engaged Heaton and Company, PLLC, dba Pinnacle Accountancy Group of Utah, which performed the audit of our financial statements and Form 10-K for the year ended December 31, 2017.

During the fiscal years ended December 31, 2017 and 2016, fees for services provided by Pritchett, Siler & Hardy, P.C. were as follows:

	Year Ended
	December 31,
	2017	2016

Auditor Fees	$7,796	$9,000
Audit-Related Fees	-	-
Tax Fees	-	400
All Other Fees	-	-

Total	$7,796	$9,400

“Auditor Fees” consisted of fees billed for services rendered for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q, and other services normally provided in connection with statutory and regulatory filings.  “Audit-Related Fees” consisted of fees billed for due diligence procedures in connection with acquisitions and divestitures and consultation regarding financial accounting and reporting matters.  “Tax Fees” consisted of fees billed for tax payment planning and tax preparation services.  “All Other Fees” consisted of fees billed for services in connection with legal matters and technical accounting research.

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

(1)Incorporated by reference to Exhibits 3(i) and 3(ii) of the Company’s 2003 Form 10-KSB report, filed March 30, 2004.

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

Date:  April 17, 2018

By  /s/ Mark Scharmann

Mark Scharmann

President, Chief Executive Officer and

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 17, 2018

 /s/ Mark Scharmann

Mark Scharmann

President, Chief Executive Officer, Chief Financial Officer and Director

(Principal Executive and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Company did not provide any annual report to its security holders covering the fiscal year ended December 31, 2017.

As of the date of this report, the Company has not sent a proxy statement, form of proxy or other proxy soliciting material to more than ten of its security holders with respect to any annual or other meeting of security holders during 2017 or 2016.

BIOETHICS, LTD.

FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

BIOETHICS, LTD.

1438 N. HIGHWAY 89, STE. 120

FARMINGTON, UTAH  84025

 PH (801) 447-9572     FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bioethics, Ltd.

Ogden, UT

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Bioethics, Ltd. as of December 31, 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the notes thereto (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses since inception, has a working capital deficit, and has not achieved profitable operations, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/:  Pinnacle Accountancy Group of Utah

Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Farmington, UT

April 16, 2018

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

515 S 400 E, STE 100

SALT LAKE CITY, UT 84111

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Bioethics, Ltd.

Ogden, Utah

We have audited the accompanying balance sheet of Bioethics, Ltd. (the Company) as of December 31, 2016, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended.  The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred losses since its inception, has a working capital deficit, and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management's plans in regards to these matters are also described in Note 6.  These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah

October 16, 2017

BIOETHICS, LTD.
Balance Sheets

ASSETS

	December 31,	December 31,
	2017	2016

CURRENT ASSETS

Cash and cash equivalents	$ 1,724	$ 65,900
Prepaid expenses	2,000	-

Total Current Assets	3,724	65,900

FIXED ASSETS, NET	1,083	1,369

TOTAL ASSETS	$ 4,807	$ 67,269

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 8,340	$ 6,191
Accounts payable - related party	500	-
Accrued interest - related party	8,918	5,250
Accrued interest	4,334	15,890
Notes payable	35,000	35,000
Notes payable - related party	132,000	25,000
Convertible notes payable	-	100,000

Total Current Liabilities	189,092	187,331

TOTAL LIABILITIES	189,092	187,331

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.01 par value; 25,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares
authorized, 116,000,000 shares issued and outstanding	116,000	116,000
Additional paid-in capital	385,414	385,414
Accumulated deficit	(685,699)	(621,476)

Total Stockholders' Equity (Deficit)	(184,285)	(120,062)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 4,807	$ 67,269

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.
Statements of Operations

	For the Years Ended
	December 31,
	2017	2016

NET REVENUES	$ -	$ -

OPERATING EXPENSES

General and administrative	48,220	50,244

Total Operating Expenses	48,220	50,244

LOSS FROM OPERATIONS	(48,220)	(50,244)

OTHER INCOME (EXPENSES)

Interest income	-	4,484
Interest expense (including amortization of debt discount
of $-0- and $58,334, respectively)	(16,003)	(72,868)

Total Other Income (Expenses)	(16,003)	(68,384)

NET LOSS BEFORE INCOME TAXES	(64,223)	(118,628)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (64,223)	$ (118,628)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	116,000,000	116,000,000

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.
Statements of Stockholders' Equity (Deficit)
For the Period January 1, 2016 through December 31, 2017

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2016	116,000,000	$ 116,000	$ 385,414	$ (502,848)	$ (1,434)

Net loss for the year ended
December 31, 2016	-	-	-	(118,628)	(118,628)

Balance, December 31, 2016	116,000,000	116,000	385,414	(621,476)	(120,062)

Net loss for the year ended
December 31, 2017	-	-	-	(64,223)	(64,223)

Balance, December 31, 2017	116,000,000	$ 116,000	$ 385,414	$ (685,699)	$ (184,285)

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (64,223)	$ (118,628)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of debt discount	-	58,334
Depreciation	286	60
Changes in operating assets and liabilities:
Prepaid expenses	(2,000)	-
Accounts payable	2,149	3,376
Accounts payable - related party	500	-
Accrued interest - related party	3,668	3,000
Accrued interest	(11,556)	11,534

Net Cash Used by Operating Activities	(71,176)	(42,324)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	-	(1,429)
Procceds from payments on notes receivable	-	50,000

Net Cash Provided by Investing Activities	-	48,571

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on convertible notes payable	(100,000)	-
Proceeds from notes payable - related party	107,000	-
Proceeds from notes payable	-	35,000

Net Cash Provided (Used) by Financing Activities	7,000	35,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(64,176)	41,247

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	65,900	24,653

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$ 1,724	$ 65,900

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ 23,890	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

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

Fixed Assets - Property and equipment are recorded at cost.  Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of assets are capitalized. Depreciation on property and equipment is computed using the straight-line method over the assets' estimated useful lives.

The Company’s only fixed asset is computer equipment acquired in 2016 with a cost of $1,429 that is depreciated over a useful life of five years.  Depreciation expense was $286 and $60 during the years ended December 31, 2017 and 2016, respectively,  resulting in net fixed assets of $1,083 and $1,369 at December 31, 2017 and 2016, respectively.

NOTE 2 - PREPAID EXPENSES

In July 2017, the Company paid $6,000 in professional service fees to be rendered through February 2018, resulting in an expense of $4,000 during the year ended December 31, 2017 and a prepaid expense balance of $2,000 at December 31, 2017.

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

The Company has no tax provisions at December 31, 2017 and 2016, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2017 and 2016, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2017 and 2016.

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

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts and Jobs Act.  The schedules below reflect the Federal tax provision and valuation allowance using the new rates adjusted in the period of enactment.

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2017 and 2016:

	2017	2016
Deferred tax assets:
NOL Carryover	$104,000	65,000
Extinguishment of debt with shares	28,000	28,000
Valuation allowance	(132,000)	(93,000)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended December 31, 2017 and 2016 due to the following:

	2017	2016

Book Loss (15% statutory rate)	$(9,600)	$(17,800)
Impact of newly-enacted rates on deferred tax assets and valuation allowance	(29,400)	-
Change in valuation allowance	39,000	17,800

Tax at effective rate	$-	$-

At December 31, 2017, the Company had net operating loss carryforwards of approximately $498,198 that may be offset against future taxable income from the year 2018 through 2037.  No tax benefit has been reported in the December 31, 2017 or 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  There is no provision for state taxes, since the Company’s operations have been limited to administrative expenses and fund-raising in the state of its incorporation (Nevada) which has no income tax.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2017, 2016 and 2015.

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - For the years ended December 2017 and 2016, the Company did not pay any compensation to its officers and directors.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

Office Space – Beginning August 2017, the Company entered into an oral agreement to pay the Company’s sole director $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $2,500 during the year ended December 31, 2017 which is included in the general and administrative expenses on the statements of operations, of which $500 remains payable at December 31, 2017.

Notes Payable - In December 2014, the Company borrowed $25,000 from a stockholder of the Company pursuant to an unsecured promissory note.  The note is due on demand and accrues interest at 12% per annum commencing January 2015. Accrued interest and interest expense as of and for the year ended December 31, 2017 was $8,250 and $3,000, respectively.  Accrued interest and interest expense as of and for the year ended December 31, 2016 was $5,250 and $3,000, respectively.  The note and accrued interest were subsequently repaid in full in March 2018 [Note 10].

Notes Payable - In December 2017, the Company borrowed $107,000 from a stockholder of the Company pursuant to an unsecured promissory note.  The note is due on demand and accrues interest at 12% per annum. Accrued interest and interest expense as of and for the year ended December 31, 2017 was $668 and $668, respectively.

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

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	December 31,
	2017	2016

Net loss (numerator)	$(64,223)	$(118,628)
Weighted average shares outstanding (denominator)	116,000,000	116,000,000
Basic and fully diluted net loss per share amount	$(0.00)	$(0.00)

Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share, and any such items would have an anti-dilutive effect due to the Company’s continuing losses.

NOTE 8 – NOTE PAYABLE

On June 14, 2016, the Company issued a promissory note in the principal amount of $35,000 to an unaffiliated lender. The Note is due on demand at any time after its original maturity date of June 14, 2017, and carries an interest rate of 8% per annum.  Interest expense for the years ended December 31, 2017 and 2016 totaled $2,800 and $1,534, respectively, resulting in accrued interest at December 31, 2017 and 2016 of $4,334 and $1,534, respectively.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

NOTE 9 – CONVERTIBLE NOTE PAYABLE

On July 25, 2015, the Company issued a convertible promissory note in the original principal amount of $100,000 to a lender. The Note was due on demand at any time after July 31, 2016 and carried an interest rate of 10% per annum. The Note was due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $0.25 per share.  The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $100,000, which was amortized over the life of the promissory note.  During the years ended December 31, 2017 and 2016, the company recorded $-0- and $58,334, respectively, as amortization of debt discount on the statements of operations, resulting in an unamortized debt discount of $-0- and net convertible note balance of $100,000 at December 31, 2016.  During the year ended December 31, 2017, the principal amount was repaid by the Company along with accrued interest in the amount of $23,890.  Interest expense was $9,534 and $10,000 for the years ended December 31, 2017 and 2016, respectively. Accrued interest of $14,356 was due at December 31, 2016.

NOTE 10 – SUBSEQUENT EVENTS

On February 20, 2018, the company filed a designation statement with the State of Nevada designating the 2017 Series A Preferred Stock, authorized December 12, 2017, consisting of 12,500,000 shares of the Company’s previously authorized but unissued shares of Preferred Stock.  The designation statement was withdrawn the next day.  The authorization and issuance of the 10,700,000 shares of the Company’s Series A Preferred Stock which was previously reported in a Form 8-K dated December 12, 2017, was withdrawn. As a result, $107,000 in shareholder loans that were cancelled in exchange for the issuance of the Series A Preferred Stock were reinstated at December 31, 2017.

On March 9, 2018, the Company repurchased 105,000,000 shares of its outstanding common stock (the “Control Shares”) held by Bradly Petersen (“Mr. Petersen”), for cash of $10,000. As a result of this transaction, Mr. Petersen no longer holds any interest in the Company, and the Control shares have been cancelled so that there are now 11,000,000 issued and outstanding shares of Common Stock.

On March 8, 2018 the Company entered into a promissory note with a newly-affiliated party in the amount of $43,250. The note is payable on demand and carries interest at 10% per annum.  The proceeds of promissory note were used by the Company to purchase the Control Shares held by Mr. Petersen and repay an outstanding promissory note in the principal amount of $25,000 and interest of $8,250.