Form 10-Q
period 2018-09-30
BIOETHICS LTD
filed 2018-11-13
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2018, the issuer had outstanding 11,000,000 shares of common stock, par value $0.001.

BIOETHICS, LTD.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

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

11

Item 1A.  Risk Factors

11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

11

Item 3.  Defaults Upon Senior Securities

11

Item 4.  Mine Safety Disclosures

11

Item 5.  Other Information

11

Item 6.  Exhibits

12

SIGNATURES

12

PART I – FINANCIAL INFORMATION

BIOETHICS, LTD.

CONTENTS

PAGE

-

Unaudited Balance Sheets,

September 30, 2018 and December 31, 2017

4

-

Unaudited Statements of Operations,

For the three and nine months ended September 30, 2018 and 2017

5

-

Unaudited Statements of Cash Flows,

For the nine months ended September 30, 2018 and 2017

                         6

-

Notes to Unaudited Financial Statements for the nine months

ended September 30, 2018 and 2017

7

BIOETHICS, LTD.
Balance Sheets
(Unaudited)

ASSETS

	September 30,	December 31,
	2018	2017

CURRENT ASSETS

Cash and cash equivalents	$ 381	$ 1,724
Prepaid expenses	-	2,000

Total Current Assets	381	3,724

FIXED ASSETS, NET	869	1,083

TOTAL ASSETS	$ 1,250	$ 4,807

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 35,435	$ 8,340
Accounts payable - related party	-	500
Accrued interest - related party	12,410	8,918
Accrued interest	6,580	4,334
Notes payable	45,000	35,000
Notes payable - related party	153,770	132,000

Total Current Liabilities	253,195	189,092

TOTAL LIABILITIES	253,195	189,092

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.01 par value; 25,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized,
11,000,000 and 116,000,000 shares issued and outstanding, respectively	11,000	116,000
Additional paid-in capital	480,414	385,414
Accumulated deficit	(743,359)	(685,699)
Total Stockholders' Equity (Deficit)	(251,945)	(184,285)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,250	$ 4,807

The accompanying notes are an integral part of these unaudited financial statements.

BIOETHICS, LTD.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

NET REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative	8,236	13,172	43,673	36,028

Total Operating Expenses	8,236	13,172	43,673	36,028

LOSS FROM OPERATIONS	(8,236)	(13,172)	(43,673)	(36,028)

OTHER INCOME (EXPENSES)

Interest expense	(5,072)	(3,977)	(13,987)	(11,824)

Total Other Income (Expenses)	(5,072)	(3,977)	(13,987)	(11,824)

NET LOSS BEFORE INCOME TAXES	(13,308)	(17,149)	(57,660)	(47,852)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (13,308)	$ (17,149)	$ (57,660)	$ (47,852)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	11,000,000	116,000,000	37,153,846	116,000,000

The accompanying notes are an integral part of these unaudited financial statements.

BIOETHICS, LTD.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (57,660)	$ (47,852)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	214	214
Changes in operating assets and liabilities:
Prepaid expenses	2,000	(5,000)
Accounts payable	27,095	1,089
Accounts payable - related party	(500)	500
Accrued interest - related party	3,492	2,250
Accrued interest	2,246	9,574

Net Cash Used by Operating Activities	(23,113)	(39,225)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	10,000	-
Proceeds from notes payable - related party	46,770	-
Repayment of note payable - related party	(25,000)	-
Repurchase of common stock	(10,000)	-

Net Cash Provided by Financing Activities	21,770	-

DECREASE IN CASH AND CASH EQUIVALENTS	(1,343)	(39,225)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	1,724	65,900

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$ 381	$ 26,675

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ 8,250	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING:

Cancellation of common stock	$ 105,000	$ -

The accompanying notes are an integral part of these unaudited financial statements.

BIOETHICS, LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018 and 2017

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the nine months ended September 30, 2018 and 2017 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements.  The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year.

NOTE 2 - PREPAID EXPENSES

In January 2017, the Company paid $6,000 in professional service fees to be rendered through August 2017, resulting in an expense of $4,000 during the nine months ended September 30, 2017.  In July 2017, the Company paid $6,000 in professional service fees to be rendered through February 2018, resulting in an expense of $2,000 during the nine months ended September 30, 2018 and prepaid expense balances of $-0- and $2,000 at September 30, 2018 and December 31, 2017, respectively.

NOTE 3  RELATED PARTY TRANSACTIONS

Management Compensation - During the nine months ended September 30, 2018 and 2017, the Company did not pay any compensation to its officers and directors.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s sole director $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $4,500 during the nine months ended September 30, 2018 which is included in the general and administrative expenses on the statements of operations.  The amount payable at December 31, 2017 was $500.  During the nine months ended September 30, 2018, the Company paid $5,000, resulting in $-0- payable at September 30, 2018.

In December 2014, the Company borrowed $25,000 from the majority shareholder pursuant to an unsecured promissory note, which was due on demand and accrued interest at 12% per annum, or $750 per quarter.  On March 9, 2018 the Company paid the outstanding principal amount of $25,000 and accrued interest of $8,250.

On March 8, 2018 the Company entered into a promissory note with a newly-affiliated party in the amount of $43,250. The note is payable on demand and carries interest at 10% per annum.  Interest expense for the three and nine months ended September 30, 2018 was $872 and $1,953 respectively, and accrued interest totaled $1,953 at September 30, 2018.

On December 12, 2017, the Company entered into a promissory note with its sole officer and director in the amount of $107,000.  On various dates during March through July 2018, the officer advanced the Company an additional $3,520, resulting in total note balances of $110,520 and $107,000 at September 30, 2018 and December 31, 2017, respectively.  The cumulative note balance is uncollateralized, due on demand, and carries interest at 12% per annum.  Interest expense on the note for the three and nine months ended September 30, 2018 was $3,343 and $9,789, respectively, and accrued interest totaled $10,457 and $668 at September 30, 2018 and December 31, 2017, respectively.

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

NOTE 5 - NOTES PAYABLE

On June 14, 2016, the Company issued a promissory note in the principal amount of $35,000 to an unaffiliated lender. The Note is due on demand at any time after its original maturity date of June 14, 2017, and carries an interest rate of 8% per annum.  Interest expense for the three and nine months ended September 30, 2018 totaled $706 and $2,094, respectively, resulting in accrued interest at September 30, 2018 and December 31, 2017 of $6,429 and $4,334, respectively.

On August 15, 2018, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note is due on November 15, 2018 and carries an interest rate of 12% per annum.  Interest expense for the three and nine months ended September 30, 2018 totaled $151, resulting in accrued interest at September 30, 2018 of $151.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception totaling $743,359 and has no on-going operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock, or through a possible business combination.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

BIOETHICS, LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018 and 2017

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Loss from continuing operations
applicable to common
stockholders (numerator)	$ (13,308)	$ (17,149)	$ (57,660)	$ (47,852)

Weighted average number of
common shares outstanding
used in loss per share calculation
during the period denominator)	11,000,000	116,000,000	37,153,846	116,000,000

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2017 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At September 30, 2018, the Company had a working capital deficit of $252,814 and an accumulated deficit since inception of $743,359. The Company incurred net losses of $57,660 and $47,852 for the nine months ended September 30, 2018 and 2017, respectively.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The Three and Nine Months ended September 30, 2018 compared to September 30, 2017

The Company did not conduct any operations during the three and nine month periods ended September 30, 2018 or 2017.  At September 30, 2018, the Company had cash in the amount of $381, compared to cash at December 31, 2017 in the amount of $1,724.  At September 30, 2018, the Company had total current assets of $381, compared to $3,724 at December 31, 2017.  At September 30, 2018, the Company had total current liabilities of $253,195, compared to $189,092 at December 31, 2017.  The Company had a working capital deficit of $252,814 at September 30, 2018 compared to a working capital deficit of $185,368 at December 31, 2017.

The Company did not generate revenues during the three and nine month periods ending September 30, 2018 or 2017.  The Company incurred general and administrative expenses of $8,236 during the three months ended September 30, 2018, compared to $13,172 during the three months ended September 30, 2017.  The Company incurred general and administrative expenses of $43,673 during the nine months ended September 30, 2018, compared to $36,028 during the nine months ended September 30, 2017.  Such expenses consist primarily of legal and accounting fees as well as taxes and annual fees required to maintain the Company’s corporate status.

The Company incurred other expenses of $5,072 during the three months ended September 30, 2018 compared to $3,977 during the three months ended September 30, 2017.  The Company incurred other expenses of $13,987 during the nine months ended September 30, 2018 compared to $11,824 during the nine months ended September 30, 2017.  Total other income and expenses consist of interest expense related to the notes payable due from the Company.

The Company incurred a net loss of $13,308 during the three months ended September 30, 2018, compared to a net loss of $17,149 during the three months ended September 30, 2017.  The Company incurred a net loss of $57,660 during the nine months ended September 30, 2018, compared to a net loss of $47,852 during the nine months ended September 30, 2017.  The increase in net loss in 2018 as compared to 2017 is mainly the result of increased professional fees related to the Company maintaining its status and filings with the Securities and Exchange Commission.

The Company has never had substantial ongoing operations. As a result, since its inception on July 26, 1990, the Company had an accumulated deficit of $743,359 as of September 30, 2018.

Liquidity and Capital Resources

Net cash used by operating activities was $23,113 and $39,225 during the nine months ended September 30, 2018 and 2017, respectively.

Net cash provided by investing activities was $-0- during both the nine months ended September 30, 2018 and 2017.

Net cash provided by financing activities was $21,770 and $-0- during the nine months ended September 30, 2018 and 2017, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a “smaller reporting company.”

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of September 30, 2018, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of September 30, 2018 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018, using the COSO framework (2013), our management, with the participation of our Chief Executive Officer/Chief Financial Officer identified a weakness in the Company’s internal control, which arises from the fact that the Company’s principal executive and principal financial officers are the same person, which does not allow for segregation of duties.  Our management believes the materiality of this weakness is mitigated by the Company’s status as a shell company with no significant assets or liabilities, no business operations and a limited number of transactions each year, and that the weakness does not have a material effect on the accuracy and completeness of our financial reporting and disclosure as included in this report.

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

Bioethics, Ltd.

Date: November 13, 2018	By /s/ Mark A. Scharmann
Mark A. Scharmann
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)

12