Form 10-K
period 2018-12-31
BIOETHICS LTD
filed 2019-03-19
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2018

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

Yes   X .    No       .

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes   X .    No       .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form  10-K        .

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

The Company is a “shell” company and its common stock trades sporadically in the over-the-counter market and no active trading market exists. As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding shares of the registrant's common stock held by non-affiliates was $400,000, based upon a closing price of $0.40 per common share.

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

As of March 18, 2019, there were 11,000,000 shares of the issuer’s common stock outstanding.

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

As of December 31, 2018, the Company had a working capital deficit of $268,622 and is dependent on loans or contributions from stockholders or sales of common stock to obtain the capital required to continue its operations.  However, even if additional funding is received, it is not anticipated that it will be in an amount that is adequate to permit the Company to undertake an elaborate or extensive search for business opportunities.  This limited capital will prevent the Company from participating in any business opportunity which requires immediate additional capital and may make it difficult or impossible for the Company to locate a business opportunity.

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is included on the OTC Pink Marketplace under the symbol “BOTH.”  On March 18, 2019, the published closing price was $.351 for the Company’s common stock on the OTC Pink Marketplace.

At December 31, 2018, there were approximately 382 holders of record of the Company’s common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2018 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At December 31, 2018, the Company had a working capital deficit of $268,622 and an accumulated deficit of $759,238.  The Company incurred net losses of $73,539 and $64,223 for its fiscal years ended December 31, 2018 and 2017, respectively.  There can be no assurance that the Company will be able to obtain the additional debt or equity capital required to continue its operations.

The Fiscal Year Ended December 31, 2018 Compared to the Fiscal Year Ended December 31, 2017

The Company did not conduct any operations during its fiscal years ended December 31, 2018 or 2017, respectively.  At December 31, 2018, the Company had cash in the amount of $31,698 as compared to cash at December 31, 2017 in the amount of $1,724.  The increase in cash from 2018 compared to 2017 is mainly the result of proceeds received from notes payable – related party issued by the Company.

At December 31, 2018, the Company had current liabilities of $300,320, consisting of accounts payable of $28,340, accounts payable – related party of $1,500, accrued interest payable – related party of $11,670, accrued interest of $7,890, notes payable of $95,000, and notes payable – related party of $155,920.  At December 31, 2017, the Company had current liabilities of $189,092, consisting of accounts payable of $8,340, accounts payable – stockholder of $500, accrued interest payable – stockholder of $8,918, accrued interest of $4,334, notes payable of $35,000, and notes payable – stockholder of $132,000.  The Company had a working capital deficit of $268,622 at December 31, 2018 as compared to a working capital deficit of $185,368 at December 31, 2017.

The Company did not generate revenues during its 2018 or 2017 fiscal years. The Company’s general and administrative expenses were $53,981 during the year ended December 31, 2018 as compared to $48,220 during the year ended December 31, 2017. The Company did not expect a significant change in general and administrative expenses.

The Company incurred a net loss of $73,539 during the year ended December 31, 2018 as compared to a net loss of $64,223 during the year ended December 31, 2017. The $9,316 increase in net loss in 2018 as compared to 2017 is primarily the result of increased general and administrative expenses and increased interest expense related to notes payable of the Company.

Net cash used by operating activities was $43,946 during the 2018 fiscal year resulting primarily from the net loss of $73,539, which was offset by depreciation in the amount of $285, a decrease of $2,000 in prepaid expenses, a $21,000 increase in accounts payable and a $6,308 increase in accrued interest.  Net cash used by operating activities was $71,176 during the 2017 fiscal year resulting primarily from the net loss of $64,223, which was offset depreciation in the amount of $286, an increase of $2,000 in prepaid expenses, a $2,649 increase in accounts payable and a $7,888 increase in accrued interest.

There were no cash flows from investing activities during the 2018 and 2017 fiscal years.

Net cash provided by financing activities was $73,920 during the 2018 fiscal year which consisted of proceeds received from the issuance of notes payable in the amount of $108,920, the repayment of notes payable of $25,000 and the repurchase of common stock in the amount of $10,000.  Net cash provided by financing activities was $7,000 during the 2017 fiscal year which consisted of the repayment of convertible notes in the amount of $100,000, and the proceeds from notes payable – stockholder in the amount of $107,000.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Pritchett, Siler & Hardy, P.C. served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2017.  PSH performed reviews of our Forms 10-Q for the first three quarters of the year ended December 31, 2017.  On April 3, 2018, the Company dismissed PSH as its independent registered accounting firm and engaged Heaton & Company, PLLC, dba Pinnacle Accountancy Group of Utah, which performed the audits of our financial statements and Forms 10-K for the years ended December 31, 2018 and 2017.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of December 31, 2018, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of December 31, 2018 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making this evaluation, our management used the COSO framework (2013), an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, with the participation of our Chief Executive Officer/Chief Financial Officer concluded that as of December 31, 2018, the Company’s internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions Held
Mark Scharmann	60	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Certain biographical information with respect to the Company’s sole officer and director is set forth below.

Mark A. Scharmann.  For the past several years Mr. Scharmann has been a private investor in residential real estate and private and public companies.  Mr. Scharmann became interested in investing in emerging growth companies in December 1979 while attending Weber State College. He compiled and edited a publication titled Digest of Stocks Listed on the Intermountain Stock Exchange (Library of Congress Cat. No. 80-82407). In 1981, he compiled and edited an industry directory called the OTC Penny Stock Digest (Library of Congress Cat. No. 80-82471). For the past several years Mr. Scharmann has also consulted with both public and privately held companies relating to management, mergers and acquisitions, debt and equity financing, capital market access, and introductions to investor relations groups. In addition to being and officer and director of the Company, Mr. Scharmann is an officer and director of Spirits Time International, Inc., a beverage industry company listed on the OTC Markets under the symbol (“SRSG”). He is an officer of Roycemore Corporation, a private firm specializing in the development and acquisition of self-storage facilities. Mr. Scharmann is a co-founder of wffl.com and wasatchbasketballleague.com, both youth sports information web sites. He graduated from Weber State University, Ogden, UT in 1997 with a Bachelors of Integrated Studies Degree in Business, Psychology and Health Education.

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during 2018, and took action by unanimous written consents in lieu of meetings.  Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not have an annual stockholder meeting during the prior year.

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

The Company’s directors do not receive any compensation for serving as directors of the Company and no compensation was paid to the Company’s sole director during the 2018 or 2017 fiscal years.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 18, 2019, the number of shares of the Company’s common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s common stock, and by each of the Company’s officers and directors, and by all officers and directors as a group.  On such date there were 11,000,000 shares of the Company’s common stock issued and outstanding.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s sole director $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company recorded rent expense of $6,000 and $2,500 during the years ended December 31, 2018 and 2017, respectively, which is included in the general and administrative expenses on the statements of operations, of which $1,500 and $500 remains payable at December 31, 2018 and 2017, respectively.

 In December 2017, the Company borrowed $107,000 from its sole officer and director pursuant to an unsecured promissory note.  On various dates during 2018, the officer advanced the Company an additional $5,670, resulting in total note balances of $112,670 and $107,000 at December 31, 2018 and 2017, respectively.  The cumulative note balance is uncollateralized, due on demand, and accrues interest at 12% per annum.  Interest expense on the note for the years ended December 31, 2018 and 2017 was $13,177 and $668, respectively. During the year ended 2018, interest in the amount of $5,000 was paid on the note. Accrued interest on the note totaled $8,845 and $668 at December 31, 2018 and 2017, respectively.

On March 8, 2018 the Company entered into a promissory note with a newly-affiliated party in the amount of $43,250. The note is payable on demand and carries interest at 10% per annum.  Accrued interest and interest expense as of and for the year ended December 31, 2018 was $2,825, and $2,825, respectively.

Our board of directors consists of one person; Mark Scharmann. Our sole director is not “independent” within the meaning of Rule 5605(a)(3) of the NASDAQ Marketplace because he is an officer of the Company.

Item 14.  Principal Accounting Fees and Services

Pritchett, Siler & Hardy, P.C. served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2017.  PSH performed reviews of our Forms 10-Q for the first three quarters of the year ended December 31, 2018.  On April 3, 2018, the Company dismissed PSH as its independent registered accounting firm and engaged Heaton & Company, PLLC, dba Pinnacle Accountancy Group of Utah, which performed the audits of our financial statements and Forms 10-K for the years ended December 31, 2018 and 2017.

During the fiscal years ended December 31, 2018 and 2017, fees for services provided by our independent auditing firms were as follows:

	Year Ended
	December 31,
	2018	2017

Auditor Fees	$9,900	$7,796
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$9,900	$7,796

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

Date:  March 19, 2019

By  /s/ Mark Scharmann

Mark Scharmann

President, Chief Executive Officer and

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 19, 2019

 /s/ Mark Scharmann

Mark Scharmann

President, Chief Executive Officer, Chief Financial Officer and Director

(Principal Executive and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Company did not provide any annual report to its security holders covering the fiscal year ended December 31, 2018.

As of the date of this report, the Company has not sent a proxy statement, form of proxy or other proxy soliciting material to more than ten of its security holders with respect to any annual or other meeting of security holders during 2018 or 2017.

BIOETHICS, LTD.

FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

BIOETHICS, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bioethics, Ltd.

Ogden, UT

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bioethics, Ltd. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses since inception, has a working capital deficit, and has not achieved profitable operations, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pinnacle Accountancy Group of Utah

Pinnacle Accountancy Group of Utah a dba of Heaton & Company, PLLC

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 18, 2019

Farmington Office:                                            Members of the AICPA and UACPA                                           Ogden Office:

1438 North Highway 89, Ste. 120               www.pinncpas.com     3590 Harrison Blvd. Ste. GL-2

Farmington, UT 84025  Ogden, UT 84403

(801) 447-9572       (801) 399-1183

BIOETHICS, LTD.
Balance Sheets

ASSETS

	December 31,	December 31,
	2018	2017

CURRENT ASSETS

Cash and cash equivalents	$ 31,698	$ 1,724
Prepaid expenses	-	2,000

Total Current Assets	31,698	3,724

FIXED ASSETS, NET	798	1,083

TOTAL ASSETS	$ 32,496	$ 4,807

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 28,340	$ 8,340
Accounts payable - related party	1,500	500
Accrued interest - related parties	11,670	8,918
Accrued interest	7,890	4,334
Notes payable	95,000	35,000
Notes payable - related parties	155,920	132,000

Total Current Liabilities	300,320	189,092

TOTAL LIABILITIES	300,320	189,092

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.01 par value; 25,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized,
11,000,000 and 116,000,000 shares issued and outstanding, respectively	11,000	116,000
Additional paid-in capital	480,414	385,414
Accumulated deficit	(759,238)	(685,699)

Total Stockholders' Equity (Deficit)	(267,824)	(184,285)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 32,496	$ 4,807

The accompanying notes are an integral part of these audited financial statements.

BIOETHICS, LTD.
Statements of Operations

	For the Years Ended
	December 31,
	2018	2017

NET REVENUES	$ -	$ -

OPERATING EXPENSES

General and administrative	53,981	48,220

Total Operating Expenses	53,981	48,220

LOSS FROM OPERATIONS	(53,981)	(48,220)

OTHER INCOME (EXPENSES)

Interest expense	(19,558)	(16,003)

Total Other Income (Expenses)	(19,558)	(16,003)

NET LOSS BEFORE INCOME TAXES	(73,539)	(64,223)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (73,539)	$ (64,223)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	30,561,644	116,000,000

The accompanying notes are an integral part of these audited financial statements.

BIOETHICS, LTD.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (73,539)	$ (64,223)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	285	286
Changes in operating assets and liabilities:
Prepaid expenses	2,000	(2,000)
Accounts payable	20,000	2,149
Accounts payable - related party	1,000	500
Accrued interest - related parties	2,752	3,668
Accrued interest	3,556	(11,556)

Net Cash Used by Operating Activities	(43,946)	(71,176)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on convertible notes payable	-	(100,000)
Proceeds from notes payable	60,000	-
Proceeds from notes payable - related parties	48,920	107,000
Repayment of note payable - related party	(25,000)	-
Repurchase of common stock	(10,000)	-

Net Cash Provided by Financing Activities	73,920	7,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,974	(64,176)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	1,724	65,900

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$ 31,698	$ 1,724

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ 13,250	$ 23,890
Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING:

Cancellation of common stock	$ 105,000	$ -

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.
Statements of Stockholders' Equity (Deficit)
For the Period January 1, 2017 through December 31, 2018

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2017	116,000,000	$ 116,000	$ 385,414	$ (621,476)	$ (120,062)

Net loss for the year ended
December 31, 2017	-	-	-	(64,223)	(64,223)

Balance, December 31, 2017	116,000,000	116,000	385,414	(685,699)	(184,285)

Repurchase of common stock	(105,000,000)	(105,000)	95,000	-	(10,000)

Net loss for the year months ended
December 31, 2018	-	-	-	(73,539)	(73,539)

Balance, December 31, 2018	11,000,000	$ 11,000	$ 480,414	$ (759,238)	$ (267,824)

The accompanying notes are an integral part of these financial statements.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

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

The Company’s only fixed asset is computer equipment acquired in 2016 with a cost of $1,429 that is depreciated over a useful life of five years.  Depreciation expense was $286 and $286 during the years ended December 31, 2018 and 2017, respectively,  resulting in net fixed assets of $798 and $1,083 at December 31, 2018 and 2017, respectively.

NOTE 2 - PREPAID EXPENSES

In July 2017, the Company paid $6,000 in professional service fees to be rendered through February 2018, resulting in an expense of $2,000 and $4,000 during the years ended December 31, 2018 and 2017, respectively.  The prepaid expense balance was $-0- and $2,000 at December 31, 2018 and 2017, respectively.

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

The Company has no tax provisions at December 31, 2018 and 2017, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2018 and 2017, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2018 and 2017.

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

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2018 and 2017:

	2018	2017
Deferred tax assets:
NOL Carryover	$152,000	104,000
Extinguishment of debt with shares	28,000	28,000
Valuation allowance	(180,000)	(132,000)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended December 31, 2018 and 2017 due to the following:

	2018	2017

Book Loss (21% and 15% statutory rate)	$(15,000)	$(9,600)
Impact of newly-enacted rates on deferred tax assets and valuation allowance	(33,000)	(29,400)
Change in valuation allowance	48,000	39,000

Tax at effective rate	$-	$-

At December 31, 2018, the Company had net operating loss carryforwards of approximately $757,993 that may be offset against future taxable income from the year 2019 through 2038.  No tax benefit has been reported in the December 31, 2018 or 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  There is no provision for state taxes, since the Company’s operations have been limited to administrative expenses and fund-raising in the state of its incorporation (Nevada) which has no income tax.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2018, 2017 and 2016.

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - For the years ended December 2018 and 2017, the Company did not pay any compensation to its officers and directors.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

Office Space – Beginning August 2017, the Company entered into an oral agreement to pay the Company’s sole director $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $6,000 and $2,500 during the years ended December 31, 2018 and 2017, respectively, which is included in the general and administrative expenses on the statements of operations, of which $1,500 and $500 remains payable at December 31, 2018 and 2017, respectively.

Notes Payable - In December 2014, the Company borrowed $25,000 from the majority stockholder of the Company pursuant to an unsecured promissory note, which was due on demand and accrued interest at 12% per annum. Accrued interest and interest expense as of and for the year ended December 31, 2017 was $8,250 and $3,000, respectively.  On March 9, 2018 the Company paid the outstanding principal amount of $25,000 and accrued interest of $8,250.

Notes Payable - In December 2017, the Company borrowed $107,000 from its sole officer and director pursuant to an unsecured promissory note.  On various dates during 2018, the officer advanced the Company an additional $5,670, resulting in total note principal balances of $112,670 and $107,000 at December 31, 2018 and 2017, respectively.  The cumulative note balance is uncollateralized, due on demand, and accrues interest at 12% per annum.  Interest expense on the note for the years ended December 31, 2018 and 2017 was $13,177 and $668, respectively. During the year ended 2018, interest in the amount of $5,000 was paid on the note. Accrued interest on the note totaled $8,845 and $668 at December 31, 2018 and 2017, respectively.

Notes Payable - On March 8, 2018 the Company entered into a promissory note with an affiliated party in the amount of $43,250. The note is payable on demand and carries interest at 10% per annum.  Accrued interest and interest expense as of and for the year ended December 31, 2018 was $2,825, and $2,825, respectively.  Principal balance on the note at December 31, 2018 and 2017 was $43,250 and $0, respectively.

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

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	December 31,
	2018	2017

Net loss (numerator)	$(73,539)	$(64,223)
Weighted average shares outstanding (denominator)	30,561,644	116,000,000
Basic and fully diluted net loss per share amount	$(0.00)	$(0.00)

Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share, and any such items would have an anti-dilutive effect due to the Company’s continuing losses.

NOTE 8 – NOTE PAYABLE

On June 14, 2016, the Company issued a promissory note in the principal amount of $35,000 to an unaffiliated lender. The Note is due on demand at any time after its original maturity date of June 14, 2017, and carries an interest rate of 8% per annum.  Interest expense for the years ended December 31, 2018 and 2017 totaled $2,800 and $2,800, respectively, resulting in accrued interest at December 31, 2018 and 2017 of $7,134 and $4,334, respectively.    Principal balance on the note at December 31, 2018 and 2017 was $35,000.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

On August 15, 2018, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note is due on November 15, 2018 and carries an interest rate of 12% per annum.  Accrued interest and interest expense as of and for the year ended December 31, 2018 was $454, and $454, respectively.  Principal balance on the note at December 31, 2018 and 2017 was $10,000 and $0, respectively.

On November 15, 2018, the Company issued a promissory note in the principal amount of $20,000 to an unaffiliated lender. The Note is due on February 15, 2019 and carries an interest rate of 12% per annum.  Accrued interest and interest expense as of and for the year ended December 31, 2018 was $302, and $302, respectively.  Principal balance on the note at December 31, 2018 and 2017 was $20,000 and $0, respectively.

On December 31, 2018, the Company issued a promissory note in the principal amount of $30,000 to an unaffiliated lender. The Note is due on December 31, 2019 and carries an interest rate of 12% per annum.  Accrued interest and interest expense as of and for the year ended December 31, 2018 was $-0-, and $-0-, respectively.  Principal balance on the note at December 31, 2018 and 2017 was $30,000 and $0, respectively.

NOTE 9 – CONVERTIBLE NOTE PAYABLE

On July 25, 2015, the Company issued a convertible promissory note in the original principal amount of $100,000 to a lender. The Note was due on demand at any time after July 31, 2016 and carried an interest rate of 10% per annum. The Note was due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $0.25 per share.  The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $100,000, which was amortized over the life of the promissory note.  At December 31, 2016, the unamortized debt discount was $-0- and the net convertible note balance was $100,000.  During the year ended December 31, 2017, the principal amount was repaid by the Company along with accrued interest in the amount of $23,890.  Interest expense was $9,534 year ended December 31, 2017.

NOTE 10 – EQUITY TRANSACTIONS

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

NOTE 11 – SUBSEQUENT EVENTS

On January 23, 2019, the Company issued a promissory note in the principal amount of $50,000 to an unaffiliated lender. The Note is due on January 23, 2020 and carries an interest rate of 12% per annum.