Form 10-Q
period 2019-03-31
BIOETHICS LTD
filed 2019-05-15
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2019, the issuer had outstanding 11,000,000 shares of common stock, par value $0.001.

BIOETHICS, LTD.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

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

11

Item 1A.  Risk Factors

11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

11

Item 3.  Defaults Upon Senior Securities

11

Item 4.  Mine Safety Disclosures

11

Item 5.  Other Information

11

Item 6.  Exhibits

12

SIGNATURES

12

PART I – FINANCIAL INFORMATION

BIOETHICS, LTD.

CONTENTS

PAGE

Unaudited Balance Sheets,

March 31, 2019 and December 31, 2018

4

Unaudited Statements of Operations,

For the three months ended March 31, 2019 and 2018

5

Unaudited Statements of Stockholders Equity (Deficit),

For the three months ended March 31, 2019 and 2018

                         6

Unaudited Statements of Cash Flows,

For the three months ended March 31, 2019 and 2018

                         7

Notes to Unaudited Financial Statements for the three months ended March 31, 2019 and 2018

8

BIOETHICS, LTD.
Balance Sheets
(Unaudited)

ASSETS

	March 31,	December 31,
	2019	2018

CURRENT ASSETS

Cash and cash equivalents	$ 64,414	$ 31,698

Total Current Assets	64,414	31,698

FIXED ASSETS, NET	726	798

TOTAL ASSETS	$ 65,140	$ 32,496

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 31,904	$ 28,340
Accounts payable - related party	-	1,500
Accrued interest - related parties	14,857	11,670
Accrued interest	11,458	7,890
Notes payable	145,000	95,000
Notes payable - related parties	155,920	155,920

Total Current Liabilities	359,139	300,320

TOTAL LIABILITIES	359,139	300,320

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.01 par value; 25,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized,
11,000,000 and 11,000,000 shares issued and outstanding, respectively	11,000	11,000
Additional paid-in capital	480,414	480,414
Accumulated deficit	(785,413)	(759,238)

Total Stockholders' Equity (Deficit)	(293,999)	(267,824)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 65,140	$ 32,496

The accompanying notes are an integral part of these unaudited financial statements.

BIOETHICS, LTD.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

NET REVENUES	$ -	$ -

OPERATING EXPENSES

General and administrative	18,421	12,873

Total Operating Expenses	18,421	12,873

LOSS FROM OPERATIONS	(18,421)	(12,873)

OTHER INCOME (EXPENSES)

Interest expense	(7,754)	(4,075)

Total Other Income (Expenses)	(7,754)	(4,075)

NET LOSS BEFORE INCOME TAXES	(26,175)	(16,948)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (26,175)	$ (16,948)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	11,000,000	89,166,667

The accompanying notes are an integral part of these unaudited financial statements.

BIOETHICS, LTD.
Statements of Stockholders' Equity (Deficit)
For the Period January 1, 2018 through March 31, 2019

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2018	116,000,000	$ 116,000	$ 385,414	$ (685,699)	$ (184,285)

Repurchase of common stock	(105,000,000)	(105,000)	95,000	-	(10,000)

Net loss for the year ended
December 31, 2018	-	-	-	(73,539)	(73,539)

Balance, December 31, 2018	11,000,000	11,000	480,414	(759,238)	(267,824)

Net loss for the three months ended
March 31, 2019	-	-	-	(26,175)	(26,175)

Balance, March 31, 2019	11,000,000	$ 11,000	$ 480,414	$ (785,413)	$ (293,999)

	Three Months Ended March 31, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2018	11,000,000	$ 11,000	$ 480,414	$ (759,238)	$ (267,824)

Net loss for the three months ended
March 31, 2019	-	-	-	(26,175)	(26,175)

Balance, March 31, 2019	11,000,000	$ 11,000	$ 480,414	$ (785,413)	$ (293,999)

	Three Months Ended March 31, 2018
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2017	116,000,000	$ 116,000	$ 385,414	$ (685,699)	$ (184,285)

Repurchase and cancellation	(105,000,000)	(105,000)	95,000	-	(10,000)
of common stock

Net loss for the three months ended
March 31, 2018	-	-	-	(16,948)	(16,948)

Balance, March 31, 2018	11,000,000	$ 11,000	$ 480,414	$ (702,647)	$ (211,233)

The accompanying notes are an integral part of these unaudited financial statements.

BIOETHICS, LTD.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (26,175)	$ (16,948)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	72	71
Changes in operating assets and liabilities:
Prepaid expenses	-	2,000
Accounts payable	3,564	8,980
Accounts payable - related party	(1,500)	1,500
Accrued interest - related parties	3,187	(4,865)
Accrued interest	3,568	690

Net Cash Used by Operating Activities	(17,284)	(8,572)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	50,000	-
Proceeds from notes payable - related parties	-	43,500
Repayment of note payable - related party	-	(25,000)
Repurchase of common stock	-	(10,000)

Net Cash Provided by Financing Activities	50,000	8,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,716	(72)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	31,698	1,724

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$ 64,414	$ 1,652

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ 1,000	$ 8,250
Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING:
Cancellation of common stock	$ -	$ 105,000

The accompanying notes are an integral part of these unaudited financial statements.

BIOETHICS, LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 and 2018

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the three months ended March 31, 2019 and 2018 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements.  The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year.

NOTE 2  RELATED PARTY TRANSACTIONS

Management Compensation - During the three months ended March 31, 2019 and 2018, the Company did not pay any compensation to its officers and directors.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s sole director $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $1,500 during each of the three months ended March 31, 2019 and 2018, which is included in the general and administrative expenses on the statements of operations.  The amount payable at December 31, 2018 was $1,500.  During the three months ended March 31, 2019, the Company paid $3,000, resulting in $-0- payable at March 31, 2019.

In December 2014, the Company borrowed $25,000 from the majority shareholder pursuant to an unsecured promissory note, which was due on demand and accrued interest at 12% per annum, or $750 per quarter.  On March 9, 2018 the Company paid the outstanding principal amount of $25,000 and accrued interest of $8,250.

On March 8, 2018 the Company entered into a promissory note with a newly-affiliated party in the amount of $43,250. The note is payable on demand and carries interest at 10% per annum.  Interest expense for the three months ended March 31, 2019 and 2018 was $853 and $218, respectively, resulting in accrued interest of $3,678 and $2,825 at March 31, 2019 and December 31, 2018, respectively.

On December 12, 2017, the Company entered into a promissory note with its sole officer and director in the amount of $107,000.  On various dates during 2018, the officer advanced the Company an additional $5,670, resulting in total note principal balances of $112,670 at March 31, 2019 and December 31, 2018.  The cumulative note balance is uncollateralized, due on demand, and carries interest at 12% per annum.  Interest expense on the note for the three months ended March 31, 2019 and 2018 was $3,334 and $3,167, respectively, of which the Company repaid $1,000 during the three months ended March 31, 2019, resulting in accrued interest totaling $11,179 and $8,845 at March 31, 2019 and December 31, 2018, respectively.

NOTE 3 – EQUITY TRANSACTIONS

On March 9, 2018, the Company repurchased 105,000,000 shares of its outstanding common stock (the “Control Shares”) held by Bradly Petersen (“Mr. Petersen”), for cash of $10,000. As a result of this transaction, Mr. Petersen no longer holds any interest in the Company, and the Control shares have been cancelled so that there were 11,000,000 issued and outstanding shares of Common Stock at March 31, 2019 and December 31, 2018.

BIOETHICS, LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 and 2018

NOTE 4 - NOTES PAYABLE

On June 14, 2016, the Company issued a promissory note in the principal amount of $35,000 to an unaffiliated lender. The Note is due on demand at any time after its original maturity date of June 14, 2017, and carries an interest rate of 8% per annum.  Interest expense for the three months ended March 31, 2019 and 2018 totaled $690 and $690, respectively, resulting in accrued interest at March 31, 2019 and December 31, 2018 of $7,825 and $7,134, respectively.  Principal balance on the note at March 31, 2019 and December 31, 2018 was $35,000.

On August 15, 2018, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note was due on November 15, 2018 and carries an interest rate of 12% per annum.  Interest expense for the three months ended March 31, 2019 and 2018 totaled $296 and $-0-, respectively, resulting in accrued interest at March 31, 2019 and December 31, 2018 of $750 and $454, respectively.  Principal balance on the note at March 31, 2019 and December 31, 2018 was $10,000.

On November 15, 2018, the Company issued a promissory note in the principal amount of $20,000 to an unaffiliated lender. The Note was due on February 15, 2019, and carries an interest rate of 12% per annum.  Interest expense for the three months ended March 31, 2019 and 2018 totaled $592 and $-0-, respectively, resulting in accrued interest at March 31, 2019 and December 31, 2018 of $894 and $302, respectively.  Principal balance on the note at March 31, 2019 and December 31, 2018 was $20,000.

On December 31, 2018, the Company issued a promissory note in the principal amount of $30,000 to an unaffiliated lender. The Note is due on December 31, 2019, and carries an interest rate of 12% per annum.  Interest expense for the three months ended March 31, 2019 and 2018 totaled $888 and $-0-, respectively, resulting in accrued interest at March 31, 2019 and December 31, 2018 of $888 and $-0-, respectively.  Principal balance on the note at March 31, 2019 and December 31, 2018 was $30,000.

On January 23, 2019, the Company issued a promissory note in the principal amount of $50,000 to an unaffiliated lender. The Note is due on January 23, 2020, and carries an interest rate of 12% per annum.  Interest expense for the three months ended March 31, 2019 and 2018 totaled $1,101 and $-0-, respectively, resulting in accrued interest at March 31, 2019 of $1,101.  Principal balance on the note at March 31, 2019 and December 31, 2018 was $50,000 and $-0-, respectively.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception totaling $785,413 and has no on-going operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock, or through a possible business combination.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

BIOETHICS, LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 and 2018

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2019	March 31, 2018

Loss from continuing operations
applicable to common
stockholders (numerator)	$ (26,175)	$ (16,948)

Weighted average number of
common shares outstanding
used in loss per share calculation
during the period denominator)	11,000,000	89,166,667

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2018 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At March 31, 2019, the Company had a working capital deficit of $294,725 and an accumulated deficit since inception of $785,413. The Company incurred net losses of $26,175 and $16,948 for the three months ended March 31, 2019 and 2018, respectively.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The Three Months ended March 31, 2019 compared to March 31, 2018

The Company did not conduct any operations during the three month periods ended March 31, 2019 or 2018.  At March 31, 2019, the Company had cash and total current assets in the amount of $64,414, compared to $31,698 at December 31, 2018.  At March 31, 2019, the Company had total current liabilities of $359,139, compared to $300,320 at December 31, 2018.  The Company had a working capital deficit of $294,725 at March 31, 2019 compared to $268,622 at December 31, 2018.

The Company did not generate revenues during the three month periods ending March 31, 2019 or 2018.  The Company incurred general and administrative expenses of $18,421 during the three months ended March 31, 2019, compared to $12,873 during the three months ended March 31, 2018.  Such expenses consist primarily of legal and accounting fees as well as taxes and annual fees required to maintain the Company’s corporate status.

The Company incurred other expenses of $7,754 during the three months ended March 31, 2019 compared to $4,075 during the three months ended March 31, 2018.  Total other income and expenses consist of interest expense related to the notes payable due from the Company.  Increase in interest expense is due to the increase in debt issued over the last year totaling 115,420 (see Note 2 and 4 to the accompanying financial statements).

The Company incurred a net loss of $26,175 during the three months ended March 31, 2019, compared to a net loss of $16,948 during the three months ended March 31, 2018.  The increase in net loss in 2019 as compared to 2018 is mainly the result of increased professional fees related to the Company maintaining its status and filings with the Securities and Exchange Commission, and an increase in interest expense on the recently-issued debt.

The Company has never had substantial ongoing operations. As a result, since its inception on July 26, 1990, the Company had an accumulated deficit of $785,413 as of March 31, 2019.

Liquidity and Capital Resources

Net cash used by operating activities was $17,284 and $8,572 during the three months ended March 31, 2019 and 2018, respectively.

Net cash provided by investing activities was $-0- during both the three months ended March 31, 2019 and 2018.

Net cash provided by financing activities was $50,000 and $8,500 during the three months ended March 31, 2019 and 2018, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a “smaller reporting company.”

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of March 31, 2019, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of March 31, 2019 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II---OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge; its properties are not the subject of any such proceedings.

Item 1A. Risk Factors.

See the risk factors described in Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018.

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

Bioethics, Ltd.

Date: May 15, 2019	By /s/ Mark A. Scharmann
Mark A. Scharmann
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)

14