Form 10-Q
period 2019-06-30
BIOETHICS LTD
filed 2019-08-14
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2019

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

Large accelerated filer[  ]Accelerated filer[  ]

Non-accelerated filer[  ]Smaller reporting company[X]

Emerging growth company[  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [  ]

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes [X]    No [  ]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	N/A	N/A

As of August 9, 2019, the issuer had outstanding 11,000,000 shares of common stock, par value $0.001.

BIOETHICS, LTD.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

INDEX

PART I   Financial Information

Item 1.Financial Statements (Unaudited)3

Item 2.  Management’s Discussion and Analysis of Financial Condition

 and Results of Operations9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk10

Item 4.  Controls and Procedures10

PART II Other Information

Item 1.  Legal Proceedings                11

Item 1A.  Risk Factors11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds11

Item 3.  Defaults Upon Senior Securities11

Item 4.  Mine Safety Disclosures11

Item 5.  Other Information                11

Item 6.  Exhibits12

SIGNATURES12

PART I – FINANCIAL INFORMATION

BIOETHICS, LTD.

CONTENTS

PAGE

—Unaudited Balance Sheets,

As of June 30, 2019 and December 31, 20184

—Unaudited Statements of Operations,

For the three and six months ended June 30, 2019 and 20185

—Unaudited Statements of Stockholders Equity (Deficit),

For the six months ended June 30, 2019 and 2018                         6

—Unaudited Statements of Cash Flows,

For the six months ended June 30, 2019 and 2018                         7

—Notes to Unaudited Financial Statements for the six months

ended June 30, 2019 and 20188

BIOETHICS, LTD.
Balance Sheets
(Unaudited)

ASSETS

	June 30,	December 31,
	2019	2018

CURRENT ASSETS

Cash and cash equivalents	$ 18,126	$ 31,698

Total Current Assets	18,126	31,698

FIXED ASSETS, NET	655	798

TOTAL ASSETS	$ 18,781	$ 32,496

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 27,252	$ 28,340
Accounts payable - related party	-	1,500
Accrued interest - related parties	5,539	11,670
Accrued interest	11,814	7,890
Notes payable	145,000	95,000
Notes payable - related parties	141,234	155,920

Total Current Liabilities	330,839	300,320

TOTAL LIABILITIES	330,839	300,320

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.01 par value; 25,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized,
11,000,000 shares issued and outstanding	11,000	11,000
Additional paid-in capital	480,414	480,414
Accumulated deficit	(803,472)	(759,238)

Total Stockholders' Equity (Deficit)	(312,058)	(267,824)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 18,781	$ 32,496

The accompanying notes are an integral part of these unaudited financial statements.

BIOETHICS, LTD.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

NET REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative	10,074	22,564	28,495	35,437

Total Operating Expenses	10,074	22,564	28,495	35,437

LOSS FROM OPERATIONS	(10,074)	(22,564)	(28,495)	(35,437)

OTHER INCOME (EXPENSES)

Interest expense	(7,985)	(4,840)	(15,739)	(8,915)

Total Other Income (Expenses)	(7,985)	(4,840)	(15,739)	(8,915)

NET LOSS BEFORE INCOME TAXES	(18,059)	(27,404)	(44,234)	(44,352)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (18,059)	$ (27,404)	$ (44,234)	$ (44,352)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	11,000,000	11,000,000	11,000,000	50,447,514

The accompanying notes are an integral part of these unaudited financial statements.

BIOETHICS, LTD.
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Six Months Ended June 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2018	11,000,000	$ 11,000	$ 480,414	$ (759,238)	$ (267,824)

Net loss for the three months ended
March 31, 2019	-	-	-	(26,175)	(26,175)

Balance, March 31, 2019	11,000,000	11,000	480,414	(785,413)	(293,999)

Net loss for the three months ended
June 30, 2019	-	-	-	(18,059)	(18,059)

Balance, June 30, 2019	11,000,000	$ 11,000	$ 480,414	$ (803,472)	$ (312,058)

	Six Months Ended June 30, 2018
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2017	116,000,000	$ 116,000	$ 385,414	$ (685,699)	$ (184,285)

Repurchase of common stock	(105,000,000)	(105,000)	95,000	-	(10,000)

Net loss for the three months ended
March 31, 2018	-	-	-	(16,948)	(16,948)

Balance, March 31, 2018	11,000,000	11,000	480,414	(702,647)	(211,233)

Net loss for the three months ended
June 30, 2018	-	-	-	(27,404)	(27,404)

Balance, June 30, 2018	11,000,000	$ 11,000	$ 480,414	$ (730,051)	$ (238,637)

The accompanying notes are an integral part of these unaudited financial statements.

BIOETHICS, LTD.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (44,234)	$ (44,352)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	143	142
Changes in operating assets and liabilities:
Prepaid expenses	-	2,000
Accounts payable	(1,088)	26,543
Accounts payable - related party	(1,500)	3,000
Accrued interest - related parties	(6,131)	(723)
Accrued interest	3,924	1,389

Net Cash Used by Operating Activities	(48,886)	(12,001)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	50,000	-
Proceeds from notes payable - related parties	-	46,600
Repayment of notes payable - related parties	(14,686)	(25,000)
Repurchase of common stock	-	(10,000)

Net Cash Provided by Financing Activities	35,314	11,600

DECREASE IN CASH AND CASH EQUIVALENTS	(13,572)	(401)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	31,698	1,724

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$ 18,126	$ 1,323

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ 17,946	$ 8,250
Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING:
Cancellation of common stock	$ -	$ 105,000

The accompanying notes are an integral part of these unaudited financial statements.

BIOETHICS, LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 and 2018

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the six months ended June 30, 2019 and 2018 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements.  The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Compensation - During the six months ended June 30, 2019 and 2018, the Company did not pay any compensation to its officers and directors.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s sole director $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $3,000 during each of the six months ended June 30, 2019 and 2018, which is included in the general and administrative expenses on the statements of operations.  The amount payable at December 31, 2018 was $1,500.  During the six months ended June 30, 2019, the Company paid $4,500, resulting in $-0- payable at June 30, 2019.

In December 2014, the Company borrowed $25,000 from the majority shareholder pursuant to an unsecured promissory note, which was due on demand and accrued interest at 12% per annum, or $750 per quarter.  On March 9, 2018 the Company paid the outstanding principal amount of $25,000 and accrued interest of $8,250.

On March 8, 2018 the Company entered into a promissory note with a newly-affiliated party in the amount of $43,250. The note is payable on demand and carries interest at 10% per annum.  Interest expense for the three and six months ended June 30, 2019 was $863 and $1,716, respectively, resulting in accrued interest of $4,541 and $2,825 at June 30, 2019 and December 31, 2018, respectively.

On December 12, 2017, the Company entered into a promissory note with its sole officer and director in the amount of $107,000.  On various dates during 2018, the officer advanced the Company an additional $5,670, resulting in the total note principal balance of $112,670 at December 31, 2018.  During the six months ended June 30, 2019, the Company paid a total of $14,686 of the principal balance resulting in the total note principal balance of $97,984 at June 30, 2019.  The cumulative note balance is uncollateralized, due on demand, and carries interest at 12% per annum.  Interest expense on the note for the three and six months ended June 30, 2019 was $3,133 and $6,467, respectively, of which the Company repaid $14,314 during the six months ended June 30, 2019, resulting in accrued interest totaling $998 and $8,845 at June 30, 2019 and December 31, 2018, respectively.

NOTE 3 – EQUITY TRANSACTIONS

On March 9, 2018, the Company repurchased 105,000,000 shares of its outstanding common stock (the “Control Shares”) held by Bradly Petersen (“Mr. Petersen”), for cash of $10,000. As a result of this transaction, Mr. Petersen no longer holds any interest in the Company, and the Control shares have been cancelled so that there were 11,000,000 issued and outstanding shares of Common Stock at June 30, 2019 and December 31, 2018.

BIOETHICS, LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 and 2018

NOTE 4 - NOTES PAYABLE

On June 14, 2016, the Company issued a promissory note in the principal amount of $35,000 to an unaffiliated lender. The Note is due on demand at any time after its original maturity date of June 14, 2017, and carries an interest rate of 8% per annum.  Interest expense for the three and six months ended June 30, 2019 totaled $698 and $1,388, respectively, resulting in accrued interest at June 30, 2019 and December 31, 2018 of $8,522 and $7,134, respectively.  Principal balance on the note at June 30, 2019 and December 31, 2018 was $35,000.

On August 15, 2018, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note was due on November 15, 2018 and carries an interest rate of 12% per annum.  Interest expense for the three and six months ended June 30, 2019 totaled $299 and $595, respectively, of which the Company repaid $750 during the six months ended June 30, 2019, resulting in accrued interest at June 30, 2019 and December 31, 2018 of $299 and $454, respectively.  Principal balance on the note at June 30, 2019 and December 31, 2018 was $10,000.

On November 15, 2018, the Company issued a promissory note in the principal amount of $20,000 to an unaffiliated lender. The Note was due on February 15, 2019, and carries an interest rate of 12% per annum.  Interest expense for the three and six months ended June 30, 2019 totaled $598 and $1,190, respectively, of which the Company repaid $894 during the six months ended June 30, 2019, resulting in accrued interest at June 30, 2019 and December 31, 2018 of $598 and $302, respectively.  Principal balance on the note at June 30, 2019 and December 31, 2018 was $20,000.

On December 31, 2018, the Company issued a promissory note in the principal amount of $30,000 to an unaffiliated lender. The Note is due on December 31, 2019, and carries an interest rate of 12% per annum.  Interest expense for the three and six months ended June 30, 2019 totaled $898 and $1,785, respectively, of which the Company repaid $887 during the six months ended June 30, 2019, resulting in accrued interest at June 30, 2019 and December 31, 2018 of $898 and $-0-, respectively.  Principal balance on the note at June 30, 2019 and December 31, 2018 was $30,000.

On January 23, 2019, the Company issued a promissory note in the principal amount of $50,000 to an unaffiliated lender. The Note is due on January 23, 2020, and carries an interest rate of 12% per annum.  Interest expense for the three and six months ended June 30, 2019 totaled $1,496 and $2,598, respectively, of which the Company repaid $1,101 during the six months ended June 30, 2019, resulting in accrued interest at June 30, 2019 of $1,497.  Principal balance on the note at June 30, 2019 and December 31, 2018 was $50,000 and $-0-, respectively.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception totaling $803,472 and has no on-going operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock, or through a possible business combination.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

BIOETHICS, LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 and 2018

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Loss from continuing operations
applicable to common
stockholders (numerator)	$ (18,059)	$ (27,404)	$ (44,234)	$ (44,352)

Weighted average number of
common shares outstanding
used in loss per share calculation
during the period denominator)	11,000,000	11,000,000	11,000,000	50,447,514

Dilutive loss per share was not presented, as the Company had no common share equivalents for all periods presented that would affect the computation of diluted loss per share. In addition, the Company has experienced continuing losses, so inclusion of any common share equivalents would result in an anti-dilutive effect.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our financial statements, which are included elsewhere in this report.  The following information contains forward-looking statements. (See “Forward-Looking Statements” below and “Risk Factors” in our 2018 Form 10K.)

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements reflect the Company’s views with respect to future events based upon information available to it at this time.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements.  These uncertainties and other factors include, but are not limited to the risk factors described in our Form 10K for the year ended December 31, 2018 under the caption “Item 1A. Risk Factors.”  The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets,” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

General

The Company is a shell company that conducts no active business operations and is seeking business opportunities for acquisition or participation by the Company.

The Report of Independent Registered Public Accounting Firm on the Company’s December 31, 2018 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At June 30, 2019, the Company had a working capital deficit of $312,713 and an accumulated deficit since inception of $803,472. The Company incurred net losses of $44,234 and $44,352 for the six months ended June 30, 2019 and 2018, respectively.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The Three and Six Months ended June 30, 2019 compared to June 30, 2018

The Company did not conduct any operations during the three and six month periods ended June 30, 2019 or 2018.  At June 30, 2019, the Company had cash and total current assets in the amount of $18,126, compared to $31,698 at December 31, 2018.  At June 30, 2019, the Company had total current liabilities of $330,839, compared to $300,320 at December 31, 2018.  The Company had a working capital deficit of $312,713 at June 30, 2019 compared to $268,622 at December 31, 2018.

The Company did not generate revenues during the three and six month periods ending June 30, 2019 or 2018.  The Company incurred general and administrative expenses of $10,074 during the three months ended June 30, 2019, compared to $22,564 during the three months ended June 30, 2018.  The Company incurred general and administrative expenses of $28,495 during the six months ended June 30, 2019, compared to $35,437 during the six months ended June 30, 2018.  Such expenses consist primarily of legal and accounting fees as well as taxes and annual fees required to maintain the Company’s corporate status.

The Company incurred other expenses of $7,985 during the three months ended June 30, 2019 compared to $4,840 during the three months ended June 30, 2018.  The Company incurred other expenses of $15,739 during the six months ended June 30, 2019 compared to $8,915 during the six months ended June 30, 2018.  Total other income and expenses consist of interest expense related to the notes payable due from the Company.  Increase in interest expense is due to the increase in debt issued over the last year (see Notes 2 and 4 to the accompanying financial statements).

The Company incurred a net loss of $18,059 during the three months ended June 30, 2019, compared to a net loss of $27,404 during the three months ended June 30, 2018.  The Company incurred a net loss of $44,234 during the six months ended June 30, 2019, compared to a net loss of $44,352 during the six months ended June 30, 2018.  There was little change in net loss in 2019 as compared to 2018 due to the decreased professional fees related to the Company maintaining its status and filings with the Securities and Exchange Commission, which was offset by an increase in interest expense on the recently-issued debt.

The Company has never had substantial ongoing operations. As a result, since its inception on July 26, 1990, the Company had an accumulated deficit of $803,472 as of June 30, 2019.

Liquidity and Capital Resources

Net cash used by operating activities was $48,886 and $12,001 during the six months ended June 30, 2019 and 2018, respectively.

Net cash provided by investing activities was $-0- during both the six months ended June 30, 2019 and 2018.

Net cash provided by financing activities was $35,314 and $11,600 during the six months ended June 30, 2019 and 2018, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a “smaller reporting company.”

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of June 30, 2019, the end of the period covered by this report.  Based upon that evaluation, our Chief

Executive Officer/Chief Financial Officer, who is our sole officer and director, concluded that our disclosure controls and procedures as of June 30, 2019 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6.Exhibits

The following documents are included as exhibits to this report:

(a)Exhibits

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

Bioethics, Ltd.

Date: August 9, 2019	By /s/ Mark A. Scharmann
Mark A. Scharmann
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)