Form 10-K
period 2019-12-31
BIOETHICS LTD
filed 2020-04-09
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2019

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

Large accelerated filer o	Accelerated filer o

Non-accelerated filer x	Smaller Reporting Company x Emerging growth company o

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

The Company is a “shell” company and its common stock trades sporadically in the over-the-counter market and no active trading market exists. As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding shares of the registrant's common stock held by non-affiliates was $382,500, based upon a closing price of $0.3825 per common share.

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

As of April 8, 2020, there were 11,000,000 shares of the issuer’s common stock outstanding.

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

Since its organization in 1990, the Company has not engaged in active business operations and its activities have consisted of its search for and evaluation of potential business opportunities for acquisition or participation by the Company.  During this period, the Company has incurred limited operating expenses necessary to maintain its status as a corporation in good standing and has incurred expenses in connection with its search for and evaluation of potential business opportunities.  Due to the lack of active operations and the Company’s stated purpose of seeking to acquire a currently unknown business opportunity, the Company may be classified as a “shell” company subject to all the risks of a new business together with the substantial risks associated with the search for and acquisition of business opportunities. Please see Item 9B. Other Information “Unwind and Rescission of Transaction.”

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

It is anticipated that business opportunities may be introduced to the Company from a variety of sources, including its officers and directors, and his business and social contacts, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the franchise community, and others who may present unsolicited proposals.

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

It is impossible to predict the manner in which the Company may participate in a business opportunity.  Specific business opportunities will be reviewed, and, on the basis of that review, the legal structure or method deemed by management to be most suitable will be selected.  The structure may include, but is not limited to, mergers, reorganizations, leases, purchase and sale agreements, licenses, joint ventures, and other contractual arrangements.  The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.  Implementing the structure may require the merger, consolidation, or reorganization of the Company with other corporations or forms of business organization, and there is no assurance that the Company would be the surviving entity.  In addition, the current stockholders of the Company may not have control of a majority of the voting shares of the Company following a reorganization transaction.  As part of the transaction, all or a majority of the Company’s directors may resign, and new directors may be appointed without any vote by the stockholders.

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

The Company is not registered and does not propose to register as an “investment company” under the Investment Company Act of 1940 (the “Investment Act”).  The Company intends to conduct its activities so as to avoid being classified as an “investment company” under the Investment Act and, therefore, to avoid application of the registration and other provisions of the Investment Company Act and the related regulations.

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

Facilities

The Company’s offices are located at 1661 Lakeview Circle, Ogden, Utah 84403. Beginning August 2017, the Company entered into an oral agreement to pay the Company’s President $500 per month as payment for use of his personal residence as the Company’s office and mailing address.

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

Item 1A.  Risk Factors

Not Applicable.  The Company is a “smaller reporting company.”

Item 1B.  Unresolved Staff Comments.

Not Applicable.  The Company is a “smaller reporting company.”

Item 2.  Properties.

The Company’s offices are located at the residence of an officer at 1661 Lakeview Circle, Ogden, Utah 84403. Beginning August 2017, the Company entered into an oral agreement to pay the Company’s President $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company does not own or lease any other properties. Please see Item 9B. Other Information “Unwind and Rescission of Transaction.”

Item 3.  Legal Proceedings.

The Company is not a party to any material legal proceedings and, to the best of its knowledge; no such legal proceedings have been threatened against it.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is included on the OTC Pink Marketplace under the symbol “BOTH.”  On April 3, 2020, the published closing price was $0.30 for the Company’s common stock on the OTC Pink Marketplace.

At December 31, 2019, there were approximately 384 holders of record of the Company’s common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Recent Sales of Unregistered Securities

None. Please see Item 9B. Other Information “Unwind and Rescission of Transaction.”

Issuer Purchases of Equity Securities

Please see Item 9B. Other Information “Unwind and Rescission of Transaction.” We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2019 fiscal year.

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2019 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At December 31, 2019, the Company had a working capital deficit of $366,251 and an accumulated deficit of $861,153.  The Company incurred net losses of $101,915 and $73,539 for its fiscal years ended December 31, 2019 and 2018, respectively.  There can be no assurance that the Company will be able to obtain the additional debt or equity capital required to continue its operations.

The Fiscal Year Ended December 31, 2019 Compared to the Fiscal Year Ended December 31, 2018

The Company did not conduct any operations during its fiscal years ended December 31, 2019 or 2018, respectively.  At December 31, 2019, the Company had cash in the amount of $8,761 as compared to cash at December 31, 2018 in the amount of $31,698.  The decrease in cash from 2019 compared to 2018 is mainly the result of payments made on accounts payable, notes payable and accrued interest along with proceeds received from notes payable issued by the Company.

At December 31, 2019, the Company had current liabilities of $375,012, consisting of accounts payable of $37,783, accounts payable – related party of $1,500, accrued interest payable – related parties of $12,289, accrued interest of $19,922, convertible note payable of $6,284, notes payable of $145,000, and notes payable – related parties of $152,234.  At December 31, 2018, the Company had current liabilities of $300,320, consisting of accounts payable of $28,340, accounts payable – related party of $1,500, accrued interest payable – related parties of $11,670, accrued interest of $7,890, notes payable of $95,000, and notes payable – related parties of $155,920.  The Company had a working capital deficit of $366,251 at December 31, 2019 as compared to a working capital deficit of $268,622 at December 31, 2018.

The Company did not generate revenues during its 2019 or 2018 fiscal years. The Company’s general and administrative expenses were $70,033 during the year ended December 31, 2019 as compared to $53,981 during the year ended December 31, 2018. The Company did not expect a significant change in general and administrative expenses.

The Company incurred a net loss of $101,915 during the year ended December 31, 2019 as compared to a net loss of $73,539 during the year ended December 31, 2018. The $28,376 increase in net loss in 2019 as compared to 2018 is primarily the result of increased general and administrative expenses and increased interest expense related to notes payable of the Company.

Net cash used by operating activities was $79,251 during the 2019 fiscal year resulting primarily from the net loss of $101,915, which was offset by the amortization of debt discount of $284, depreciation in the amount of $286, a $9,443 increase in accounts payable and a $12,651 increase in accrued interest.  Net cash used by operating activities was $43,946 during the 2018 fiscal year resulting primarily from the net loss of $73,539, which was offset by depreciation in the amount of $285, a decrease of $2,000 in prepaid expenses, a $21,000 increase in accounts payable and a $6,308 increase in accrued interest.

There were no cash flows from investing activities during the 2019 and 2018 fiscal years.

Net cash provided by financing activities was $56,314 during the 2019 fiscal year which consisted of proceeds received from the issuance of notes payable in the amount of $71,000, and the repayment of notes payable of $14,686.  Net cash provided by financing activities was $73,920 during the 2018 fiscal year which consisted of proceeds received from the issuance of notes payable in the amount of $108,920, the repayment of notes payable of $25,000 and the repurchase of common stock in the amount of $10,000.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of December 31, 2019, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2019 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  In making this evaluation, our management used the COSO framework (2013), an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, with the participation of our Chief Executive Officer/Chief Financial Officer concluded that as of December 31, 2019, the Company’s internal control over financial reporting was not effective.

In conducting its evaluation, our Chief Executive Officer/Chief Financial Officer identified a weakness in the Company’s internal control, which arises from the fact that the Company’s principal executive and principal financial officers are the same person, which does not allow for segregation of duties or provide oversight by a board of directors.  The Chief Executive Officer/Chief Financial Officer believes the weakness is mitigated by the Company’s status as a shell company with no significant assets or liabilities, no business operations, a limited number of transactions each year, and the preparation of quarterly financial statements by an independent accounting firm.  As such, our Chief Executive Officer/Chief Financial Officer does not believe the weakness has a material effect on the accuracy and completeness of our financial reporting and disclosure as included in this report or that the weakness constitutes a material weakness such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or deterred on a timely basis.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Unwind and Rescission of Transaction

As reported in our current report on Form 8-K filed on March 5, 2020, we unwound a transaction wherein we had acquired certain real property assets and notes receivable in exchange for 220,000,000 shares of our common stock. The relevant transactions, are briefly summarized as follows:

The Contribution Agreement

On December 5, 2019 (the “Closing Date”), the Company consummated the transactions with First Federal Management Group, Inc., a Utah corporation (“First Federal”) by which the parties entered into a Contribution Agreement. Pursuant to the Contribution Agreement, First Federal contributed, assigned and transferred to the Company assets consisting substantially of real property (the “Assets”). Property descriptions for the parcels held in fee simple are disclosed on Schedule 1 to the Contribution Agreement.

As part of the Contribution Agreement, First Federal executed deeds transferring the Assets from First Federal to the Company. Pursuant to the Contribution Agreement, First Federal contributed, assigned and transferred to the Company the Assets in exchange for the issuance to First Federal of 220,000,000 shares of common stock representing 95.2% of the issued and outstanding shares of the Company.

The Rescission Agreement

Effective as of February 24, 2020, the parties entered into a Rescission Agreement wherein the parties were required to unwind the Contribution Agreement and First Federal was required to transfer the 220,000,000 million Company common stock shares to the Company for cancellation and the Company was required to convey back to First Federal real property Assets as well as the rights to debt repayments. Also in connection with the Rescission Agreement, Keven Walgamott, Paul Simms, and Joshua Turnbow who were briefly officers and/or directors of the Company as a result of the original asset Contribution Agreement resigned all positions at the Company.

For further information, please refer to the copy of the Rescission Agreement, and exhibits thereto, that is filed as Exhibit 10.10 the current report on Form 8-K filed on March 5, 2020. There are representations and warranties contained in the Rescission Agreement that were made by the parties to each other as of specific dates. The assertions embodied in these representations and warranties were made solely for purposes of the Rescission Agreement and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating their terms. Moreover, some representations and warranties may not be accurate or complete as of any specified date because they are subject to a contractual standard of materiality that is different from certain standards generally applicable to shareholders or were used for the purpose of allocating risk between the parties rather than establishing matters as facts. For these reasons, investors should not rely on the representations and warranties in the Rescission Agreement as statements of factual information.

We currently do not intend to engage in real estate related business or transactions in the foreseeable future.

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

Name	Age	Positions Held
Mark Scharmann	61	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Elliott N. Taylor	61	Director

Certain biographical information with respect to the Company’s officers and directors is set forth below.

Mark A. Scharmann.  For the past several years Mr. Scharmann has been a private investor in residential real estate and private and public companies.  Mr. Scharmann became interested in investing in emerging growth companies in December 1979 while attending Weber State College. He compiled and edited a publication titled Digest of Stocks Listed on the Intermountain Stock Exchange (Library of Congress Cat. No. 80-82407). In 1981, he compiled and edited an industry directory called the OTC Penny Stock Digest (Library of Congress Cat. No. 80-82471). For the past several years Mr. Scharmann has also consulted with both public and privately held companies relating to management, mergers and acquisitions, debt and equity financing, capital market access, and introductions to investor relations groups. In addition to being and officer and director of the Company, Mr. Scharmann is an officer and director of Spirits Time International, Inc., a beverage industry company listed on the OTC Markets under the symbol (“SRSG”). He is an officer of Roycemore Corporation, a private firm specializing in the development and acquisition of self-storage facilities. Mr. Scharmann is a co-founder of wffl.com and wasatchbasketballleague.com, both youth sports information web sites. He graduated from Weber State University, Ogden, UT in 1997 with a Bachelor of Integrated Studies Degree in Business, Psychology and Health Education.

Elliott N. Taylor. Since 2012, Mr. Taylor has been the manager and founder of IF Group, LLC, the operator of e-commerce website bariatriceating.com. IF Group, LLC, supplies nutritional food supplements, flavored protein powders and ready-made drinks formulated to address deficiencies found in individuals that have undergone bariatric weight loss surgery. Since 1987, Mr. Taylor, a licensed lawyer in the state of Utah, has provided legal and business consulting services to clients in a wide range of corporate and securities law matters, including representation in connection with acquisitions, mergers and change-of-control transactions. Mr. Taylor has also provided legal services with respect to initial and follow-on public offerings; limited or private offerings; debt and equity financings, periodic reporting compliance, secondary trading and blue sky requirements; general consultation regarding capital formation, securities law compliance; corporate governance, internal controls, and compliance matters. Mr. Taylor’s clients have been high technology, alternative energy, real estate development, venture capital, environmental remediation, mining and medical technology businesses located in the United States, Mexico, Canada, China, and the United Kingdom.

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during 2019 and took action by unanimous written consents in lieu of meetings.  Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not have an annual stockholder meeting during the prior year.

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

The Company does not have a compensation committee and does not pay any compensation to its officers and directors.

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

Code of Ethics

The Company has not adopted a Code of Ethics that applies to its executive officers, including its principal executive, financial and accounting officers.  The Company does not believe the adoption of a code of ethics at this time would provide any meaningful additional protection to the Company because the Company has no employees, and the Company does not conduct any active business operations.

Item 11.  Executive Compensation

Mark Scharmann acts as the President and director of the Company.  Mr. Scharmann does not currently receive any compensation, from the Company.  The Company has not paid any compensation to any officer during the past three years nor has the Company granted any stock options or restricted stock to its officers during the past three years.

The Company has no retirement, pension, profit sharing, or insurance or medical reimbursement plans covering its officers or directors and is not contemplating implementing any of these plans at this time.

The Company’s directors do not receive any compensation for serving as directors of the Company and no compensation was paid to the Company’s President during the 2019 or 2018 fiscal years.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 10, 2020, the number of shares of the Company’s common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s common stock, and by each of the Company’s officers and directors, and by all officers and directors as a group.  On such date there were 11,000,000 shares of the Company’s common stock issued and outstanding.

Name	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage Of Class

Mark Scharmann, CEO and Director	Common Stock	5,275,000	48%
Elliott Taylor, Director	Common Stock	4,725,000	43%
All Executive Officers And Directors as a Group (Two Persons)	Common Stock	10,000,000	91%

(1)As reported above, the term “beneficial owner” is defined broadly under Exchange Act Rule 13d-3 to include “any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise” has or shares voting or investment power with respect to a registered equity security.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s President $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company recorded rent expense of $6,000 and $6,000 during the years ended December 31, 2019 and 2018, respectively, which is included in the general and administrative expenses on the statements of operations, of which $1,500 and $1,500 remains payable at December 31, 2019 and 2018, respectively.

In December 2017, the Company borrowed $107,000 from its President pursuant to an unsecured promissory note.  On various dates during 2018 and 2019, the officer advanced the Company an additional $16,670 and the company made payments of $14,686 on the principal amount of the note resulting in total note balances of $108,984 and $112,670 at December 31, 2019 and 2018, respectively.  The cumulative note balance is uncollateralized, due on demand, and accrues interest at 12% per annum.  Interest expense on the note for the years ended December 31, 2019 and 2018 was $12,473 and $13,177, respectively. During the year ended 2019, interest in the amount of $15,314 was paid on the note. Accrued interest on the note totaled $6,004 and $8,845 at December 31, 2019 and 2018, respectively.

On March 8, 2018 the Company entered into a promissory note with a newly-affiliated party in the amount of $43,250. The note is payable on demand and carries interest at 10% per annum.  Accrued interest and interest expense as of and for the year ended December 31, 2019 was $6,285, and $2,825, respectively.

Item 14.  Principal Accounting Fees and Services

During the fiscal years ended December 31, 2019 and 2018, fees for services provided by our independent auditing firm, Pinnacle Accountancy Group of Utah (a dba of Heaton & Company, PLLC) was as follows:

	Year Ended
	December 31,
	2019	2018

Auditor Fees	$11,500	$9,900
Audit-Related Fees	-	-
Tax Fees	1,500	-
All Other Fees	-	-

Total	$13,000	$9,900

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

Bioethics, Ltd.

(Registrant)

Date:  April 9, 2020By /s/ Mark Scharmann

Mark Scharmann

President, Chief Executive Officer and

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 9, 2020 /s/ Mark Scharmann

 Mark Scharmann

President, Chief Executive Officer, Chief Financial Officer and Director

   (Principal Executive and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Company did not provide any annual report to its security holders covering the fiscal year ended December 31, 2019.

As of the date of this report, the Company has not sent a proxy statement, form of proxy or other proxy soliciting material to more than ten of its security holders with respect to any annual or other meeting of security holders during 2019 or 2018.

BIOETHICS, LTD.

FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

F-1

BIOETHICS, LTD.

F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bioethics, Ltd.

Ogden, UT

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bioethics, Ltd. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses since inception, has a working capital deficit, and has not achieved profitable operations, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

Pinnacle Accountancy Group of Utah a dba of Heaton & Company, PLLC

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

April 9, 2020

Farmington Office:                                            Members of the AICPA and UACPA                                           Ogden Office:

1438 North Highway 89, Ste. 120               www.pinncpas.com     3590 Harrison Blvd. Ste. GL-2

Farmington, UT 84025  Ogden, UT 84403

(801) 447-9572       (801) 399-1183

F-3

BIOETHICS, LTD.
Balance Sheets

ASSETS

	December 31,	December 31,
	2019	2018

CURRENT ASSETS

Cash and cash equivalents	$ 8,761	$ 31,698

Total Current Assets	8,761	31,698

FIXED ASSETS, NET	512	798

TOTAL ASSETS	$ 9,273	$ 32,496

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 37,783	$ 28,340
Accounts payable - related party	1,500	1,500
Accrued interest - related parties	12,289	11,670
Accrued interest	19,922	7,890
Convertible note payable, net of unamortized debt
discount of $3,716 and $-0-, respectively	6,284	-
Notes payable	145,000	95,000
Notes payable - related parties	152,234	155,920

Total Current Liabilities	375,012	300,320

TOTAL LIABILITIES	375,012	300,320

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.01 par value; 25,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized,
11,000,000 shares issued and outstanding	11,000	11,000
Additional paid-in capital	484,414	480,414
Accumulated deficit	(861,153)	(759,238)

Total Stockholders' Equity (Deficit)	(365,739)	(267,824)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 9,273	$ 32,496

The accompanying notes are an integral part of these audited financial statements.

F-4

BIOETHICS, LTD.
Statements of Operations

	For the Years Ended
	December 31,
	2019	2018

NET REVENUES	$ -	$ -

OPERATING EXPENSES

General and administrative	70,033	53,981

Total Operating Expenses	70,033	53,981

LOSS FROM OPERATIONS	(70,033)	(53,981)

OTHER INCOME (EXPENSES)

Interest expense, including the amortization of debt
discount of $284 and $-0-, respectively	(31,882)	(19,558)

Total Other Income (Expenses)	(31,882)	(19,558)

NET LOSS BEFORE INCOME TAXES	(101,915)	(73,539)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (101,915)	$ (73,539)

BASIC AND DILUTED LOSS PER SHARE	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	11,000,000	30,561,644

The accompanying notes are an integral part of these audited financial statements.

F-1

BIOETHICS, LTD.
Statements of Stockholders' Equity (Deficit)
For the Period January 1, 2018 through December 31, 2019

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2018	116,000,000	$ 116,000	$ 385,414	$ (685,699)	$ (184,285)

Repurchase of common stock	(105,000,000)	(105,000)	95,000	-	(10,000)

Net loss for the year ended
December 31, 2018	-	-	-	(73,539)	(73,539)

Balance, December 31, 2018	11,000,000	11,000	480,414	(759,238)	(267,824)

Debt discount on convertible
notes payable	-	-	4,000	-	4,000

Net loss for the year ended
December 31, 2019	-	-	-	(101,915)	(101,915)

Balance, December 31, 2019	11,000,000	$ 11,000	$ 484,414	$ (861,153)	$ (365,739)

The accompanying notes are an integral part of these financial statements.

F-1

BIOETHICS, LTD.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (101,915)	$ (73,539)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of debt discount	284	-
Depreciation	286	285
Changes in operating assets and liabilities:
Prepaid expenses	-	2,000
Accounts payable	9,443	20,000
Accounts payable - related party	-	1,000
Accrued interest - related parties	619	2,752
Accrued interest	12,032	3,556

Net Cash Used by Operating Activities	(79,251)	(43,946)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible note payable	10,000	-
Proceeds from notes payable	50,000	60,000
Proceeds from notes payable - related parties	11,000	48,920
Repayment of notes payable - related parties	(14,686)	(25,000)
Repurchase of common stock	-	(10,000)

Net Cash Provided by Financing Activities	56,314	73,920

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,937)	29,974

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	31,698	1,724

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$ 8,761	$ 31,698

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ 18,946	$ 13,250
Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING:
Cancellation of common stock	$ -	$ 105,000
Debt discount on convertible notes payable	$ 4,000	$ -

The accompanying notes are an integral part of these unaudited financial statements.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

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

Loss Per Share -The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC Topic No. 260, “Earnings Per Share” [See Note 5].

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

Recently Enacted Accounting Standards - The FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Certain accounting pronouncements have been issued by the FASB.  The Company has reviewed these pronouncements, and none will have an effect on the financial statements of the Company.

Fixed Assets - Property and equipment are recorded at cost.  Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of assets are capitalized. Depreciation on property and equipment is computed using the straight-line method over the assets' estimated useful lives.

The Company’s only fixed asset is computer equipment acquired in 2016 with a cost of $1,429 that is depreciated over a useful life of five years.  Depreciation expense was $286 and $285 during the years ended December 31, 2019 and 2018, respectively, resulting in net fixed assets of $512 and $798 at December 31, 2019 and 2018, respectively.

NOTE 2 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.”  This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company has no tax provisions at December 31, 2019 and 2018, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2019 and 2018, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2019 and 2018.

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

December 31, 2019

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts and Jobs Act.  The schedules below reflect the Federal tax provision and valuation allowance using the new rates adjusted in the period of enactment.

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2019 and 2018:

	2019	2018
Deferred tax assets:
NOL carryover	$173,000	152,000
Extinguishment of debt with shares	28,000	28,000
Valuation allowance	(201,000)	(180,000)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. Federal income tax rate of 21% to pretax income from continuing operations for the periods ended December 31, 2019 and 2018 due to the following:

	2019	2018

Book loss (21% Federal rate)	$(21,000)	$(15,000)
Impact of newly-enacted rates on deferred tax assets and valuation allowance	-0-	(33,000)
Change in valuation allowance	21,000	48,000

Tax at effective rate	$-	$-

At December 31, 2019, the Company had net operating loss carryforwards of approximately $826,000 that may be offset against future taxable income from the year 2020 through 2039.  No tax benefit has been reported in the December 31, 2019 or 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  There is no provision for state taxes, since the Company’s operations have been limited to administrative expenses and fund-raising in the state of its incorporation (Nevada) which has no income tax.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2019, 2018 and 2017.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - For the years ended December 2019 and 2018, the Company did not pay any compensation to its officers and directors.

Office Space – Beginning August 2017, the Company entered into an oral agreement to pay the Company’s President $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $6,000 and $6,000 during the years ended December 31, 2019 and 2018, respectively, which is included in the general and administrative expenses on the statements of operations.  The amount payable at December 31, 2018 was $1,500.  During the year ended December 31. 2019, the Company paid $6,000, resulting in $1,500 payable at December 31, 2019.

Notes Payable - In December 2014, the Company borrowed $25,000 from the majority stockholder of the Company pursuant to an unsecured promissory note, which was due on demand and accrued interest at 12% per annum. On March 9, 2018 the Company paid the outstanding principal amount of $25,000 and accrued interest of $8,250.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

Notes Payable - In December 2017, the Company borrowed $107,000 from its President pursuant to an unsecured promissory note.  On various dates during and 2019 and 2018, the officer advanced the Company an additional $11,000 and $5,670, respectively, and the Company made payments of $14,686 and $0, respectively, on the principal amount of the note resulting in total note balances of $108,984 and $112,670 at December 31, 2019 and 2018, respectively.  The cumulative note balance is uncollateralized, due on demand, and accrues interest at 12% per annum.  Interest expense on the note for the years ended December 31, 2019 and 2018 was $12,473 and $13,177, respectively. During the year ended 2019, interest in the amount of $15,314 was paid on the note. Accrued interest on the note totaled $6,004 and $8,845 at December 31, 2019 and 2018, respectively.

Notes Payable - On March 8, 2018 the Company entered into a promissory note with a newly-affiliated party in the amount of $43,250. The note is payable on demand and carries interest at 10% per annum.  Accrued interest and interest expense as of and for the year ended December 31, 2019 was $6,285, and $2,825, respectively.  Principal balance on the note at December 31, 2019 and 2018 was $43,250 and $43,250, respectively.

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

NOTE 5 - LOSS PER SHARE

The computation of basic loss per share is based on the weighted average number of shares outstanding during each year.

The following data show the amounts used in computing loss per share:

	December 31,
	2019	2018

Net loss (numerator)	$(101,915)	$(73,539)
Weighted average shares outstanding (denominator)	11,000,000	30,561,644
Basic and fully diluted net loss per share amount	$(0.00)	$(0.00)

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents as detailed in the following chart.  In 2019 and 2018, the inclusion of these shares on the statement of operations would have resulted in a weighted average shares fully diluted number that was anti-dilutive and as such they are excluded.

The following data show the fully diluted shares for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018

Basic weighted average shares outstanding	11,000,000	30,561,644
Convertible debt	50,000	-0-
Total	11,050,000	30,561,644

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

NOTE 6 – NOTE PAYABLE

On June 14, 2016, the Company issued a promissory note in the principal amount of $35,000 to an unaffiliated lender. The Note is due on demand at any time after its original maturity date of June 14, 2017 and carries an interest rate of 8% per annum.  Interest expense for the years ended December 31, 2019 and 2018 totaled $2,800 and $2,800, respectively, resulting in accrued interest at December 31, 2019 and 2018 of $9,934 and $7,134, respectively.    Principal balance on the note at December 31, 2019 and 2018 was $35,000.

On August 15, 2018, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note was due on November 15, 2018 and carries an interest rate of 12% per annum. Interest expense for the years ended December 31, 2019 and 2018 totaled $1,200 and $454, respectively, of which the Company repaid $750 during the year ended December 31, 2019, resulting in accrued interest at December 31, 2019 and 2018 of $904 and $454, respectively. Principal balance on the note at December 31, 2019 and 2018 was $10,000.

On November 15, 2018, the Company issued a promissory note in the principal amount of $20,000 to an unaffiliated lender. The Note was due on February 15, 2019 and carries an interest rate of 12% per annum.  Interest expense for the years ended December 31, 2019 and 2018 totaled $2,400 and $302, respectively, of which the Company repaid $894 during the year ended December 31, 2019, resulting in accrued interest at December 31, 2019 and 2018 of $1,808 and $302, respectively. Principal balance on the note at December 31, 2019 and 2018 was $20,000.

On December 31, 2018, the Company issued a promissory note in the principal amount of $30,000 to an unaffiliated lender. The Note was due on December 31, 2019 and carries an interest rate of 12% per annum.  Interest expense for the years ended December 31, 2019 and 2018 totaled $3,600 and $-0-, respectively, of which the Company repaid $888 during the year ended December 31, 2019, resulting in accrued interest at December 31, 2019 and 2018 of $2,712 and $-0-, respectively. Principal balance on the note at December 31, 2019 and 2018 was $30,000.

On January 23, 2019, the Company issued a promissory note in the principal amount of $50,000 to an unaffiliated lender. The Note was due on January 23, 2020 and carries an interest rate of 12% per annum.  Interest expense for the years ended December 31, 2019 and 2018 totaled $5,622 and $-0-, respectively, of which the Company repaid $1,101 during the year ended December 31, 2019, resulting in accrued interest at December 31, 2019 and 2018 of $4,521 and $-0-, respectively. Principal balance on the note at December 31, 2019 and 2018 was $50,000 and $-0-, respectively.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On December 18, 2019, the Company issued a convertible promissory note in the original principal amount of $10,000 to a lender. The Note is due on June 18, 2020 and carries an interest rate of 8% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $.20 per share.  The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $4,000, which is being amortized over the life of the promissory note.  At December 31, 2019, the unamortized debt discount was $3,716 and the net convertible note balance was $6,284.  Interest expense was $327 during year ended December 31, 2019 (which includes $43 of interest expense and $284 of amortization of debt discount).

NOTE 8 – EQUITY TRANSACTIONS

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

On March 9, 2018, the Company repurchased 105,000,000 shares of its outstanding common stock (the “Control Shares”) held by Bradly Petersen (“Mr. Petersen”), for cash of $10,000. As a result of this transaction, Mr. Petersen no longer holds any interest in the Company, and the Control shares have been cancelled so that there are 11,000,000 issued and outstanding shares of Common Stock at December 31, 2019 and 2018.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

On December 2, 2019, the Company amended its articles of incorporation with the State of Nevada increasing the number of authorized common stock of the Company to 250,000,000 shares.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional events requiring disclosure other than the following:

As reported in our current report on Form 8-K filed on March 5, 2020, we unwound a transaction wherein we had acquired certain real property assets and notes receivable in exchange for 220,000,000 shares of our common stock. The relevant transactions, are briefly summarized as follows:

On December 5, 2019 (the “Closing Date”), the Company consummated the transactions with First Federal Management Group, Inc., a Utah corporation (“First Federal”) by which the parties entered into a Contribution Agreement. Pursuant to the Contribution Agreement, First Federal contributed, assigned and transferred to the Company assets consisting substantially of real property (the “Assets”). Property descriptions for the parcels held in fee simple are disclosed on Schedule 1 to the Contribution Agreement.

As part of the Contribution Agreement, First Federal executed deeds transferring the Assets from First Federal to the Company. Pursuant to the Contribution Agreement, First Federal contributed, assigned and transferred to the Company the Assets in exchange for the issuance to First Federal of 220,000,000 shares of common stock representing 95.2% of the issued and outstanding shares of the Company.

Effective as of February 24, 2020, the parties entered into a Rescission Agreement wherein the parties were required to unwind the Contribution Agreement and First Federal was required to transfer the 220,000,000 million Company common stock shares to the Company for cancellation and the Company was required to convey back to First Federal real property Assets as well as the rights to debt repayments. Also in connection with the Rescission Agreement, Keven Walgamott, Paul Simms, and Joshua Turnbow who were briefly officers and/or directors of the Company as a result of the original asset Contribution Agreement resigned all positions at the Company.

For further information, please refer to the copy of the Rescission Agreement, and exhibits thereto, that is filed as Exhibit 10.10 the current report on Form 8-K filed on March 5, 2020. There are representations and warranties contained in the Rescission Agreement that were made by the parties to each other as of specific dates. The assertions embodied in these representations and warranties were made solely for purposes of the Rescission Agreement and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating their terms. Moreover, some representations and warranties may not be accurate or complete as of any specified date because they are subject to a contractual standard of materiality that is different from certain standards generally applicable to shareholders or were used for the purpose of allocating risk between the parties rather than establishing matters as facts. For these reasons, investors should not rely on the representations and warranties in the Rescission Agreement as statements of factual information.

We currently do not intend to engage in real estate related business or transactions in the foreseeable future.