Form 10-Q
period 2020-03-31
BIOETHICS LTD
filed 2020-05-14
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2020

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

As of May 5, 2020, the issuer had outstanding 11,000,000 shares of common stock, par value $0.001.

BIOETHICS, LTD.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

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

Item 1.  Legal Proceedings11

Item 1A.  Risk Factors11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds11

Item 3.  Defaults Upon Senior Securities11

Item 4.  Mine Safety Disclosures11

Item 5.  Other Information11

Item 6.  Exhibits12

SIGNATURES12

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

BIOETHICS, LTD.

CONTENTS

PAGE

—Unaudited Balance Sheets,

As of March 31, 2020 and December 31, 20194

—Unaudited Statements of Operations,

For the three months ended March 31, 2020 and 20195

—Unaudited Statements of Stockholders’ Equity (Deficit),

For the three months ended March 31, 2020 and 2019                         6

—Unaudited Statements of Cash Flows,

For the three months ended March 31, 2020 and 2019                         7

—Notes to Unaudited Financial Statements for the three months ended March 31, 2020 and 20198

BIOETHICS, LTD.
Balance Sheets
(Unaudited)

ASSETS

	March 31,	December 31,
	2020	2019

CURRENT ASSETS

Cash and cash equivalents	$ 1,585	$ 8,761

Total Current Assets	1,585	8,761

FIXED ASSETS, NET	440	512

TOTAL ASSETS	$ 2,025	$ 9,273

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 48,864	$ 37,783
Accounts payable - related party	3,000	1,500
Accrued interest - related parties	16,440	12,289
Accrued interest	24,210	19,922
Convertible note payable, net of unamortized debt
discount of $1,727 and $3,716, respectively	8,273	6,284
Notes payable	145,000	145,000
Notes payable - related parties	158,634	152,234

Total Current Liabilities	404,421	375,012

TOTAL LIABILITIES	404,421	375,012

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.01 par value; 25,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized,
11,000,000 shares issued and outstanding	11,000	11,000
Additional paid-in capital	484,414	484,414
Accumulated deficit	(897,810)	(861,153)

Total Stockholders' Equity (Deficit)	(402,396)	(365,739)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 2,025	$ 9,273

The accompanying notes are an integral part of these unaudited financial statements.

BIOETHICS, LTD.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

NET REVENUES	$ -	$ -

OPERATING EXPENSES

General and administrative	26,229	18,421

Total Operating Expenses	26,229	18,421

LOSS FROM OPERATIONS	(26,229)	(18,421)

OTHER INCOME (EXPENSES)

Interest expense	(10,428)	(7,754)

Total Other Income (Expenses)	(10,428)	(7,754)

NET LOSS BEFORE INCOME TAXES	(36,657)	(26,175)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (36,657)	$ (26,175)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	11,000,000	11,000,000

The accompanying notes are an integral part of these unaudited financial statements.

BIOETHICS, LTD.
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Three Months Ended March 31, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2019	11,000,000	$ 11,000	$ 484,414	$ (861,153)	$ (365,739)

Net loss for the three months ended
March 31, 2020	-	-	-	(36,657)	(36,657)

Balance, March 31, 2020	11,000,000	$ 11,000	$ 484,414	$ (897,810)	$ (402,396)

	Three Months Ended March 31, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2018	11,000,000	$ 11,000	$ 480,414	$ (759,238)	$ (267,824)

Net loss for the three months ended
March 31, 2019	-	-	-	(26,175)	(26,175)

Balance, March 31, 2019	11,000,000	$ 11,000	$ 480,414	$ (785,413)	$ (293,999)

The accompanying notes are an integral part of these unaudited financial statements.

BIOETHICS, LTD.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (36,657)	$ (26,175)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of debt discount	1,989	-
Depreciation	72	72
Changes in operating assets and liabilities:
Accounts payable	11,081	3,564
Accounts payable - related party	1,500	(1,500)
Accrued interest - related parties	4,151	3,187
Accrued interest	4,288	3,568

Net Cash Used by Operating Activities	(13,576)	(17,284)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	-	50,000
Proceeds from notes payable - related parties	12,400	-
Repayment of notes payable - related parties	(6,000)	-

Net Cash Provided by Financing Activities	6,400	50,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,176)	32,716

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	8,761	31,698

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$ 1,585	$ 64,414

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ 1,000
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

BIOETHICS, LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 and 2019

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the three months ended March 31, 2020 and 2019 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2019 audited financial statements.  The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Compensation - During the three months ended March 31, 2020 and 2019, the Company did not pay any compensation to its officers and directors.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s President $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $1,500 during each of the three months ended March 31, 2020 and 2019, which is included in the general and administrative expenses on the statements of operations.  The amount payable at December 31, 2019 was $1,500.  During the three months ended March 31, 2020, the Company paid $-0-, resulting in $3,000 payable at March 31, 2020.

On March 8, 2018 the Company entered into a promissory note with a newly-affiliated party in the amount of $43,250. The note is payable on demand and carries interest at 10% per annum.  Interest expense for the three months ended March 31, 2020 and 2019 was $863 and $853, respectively, resulting in accrued interest of $7,148 and $6,285 at March 31, 2020 and December 31, 2019, respectively.  Principal balance on the note at March 31, 2020 and December 31, 2019 was $43,250.

On December 12, 2017, the Company entered into a promissory note with its President in the amount of $107,000.  On various dates in 2018 and 2019, the officer advanced the Company an additional $16,670, and the Company made payments of $14,686, resulting in the total note principal balance of $108,984 at December 31, 2019.  During the three months ended March 31, 2020, the Company received and additional $12,400 and paid a total of $6,000 of the principal balance resulting in the total note principal balance of $115,384 at March 31, 2020.  The cumulative note balance is uncollateralized, due on demand, and carries interest at 12% per annum.  Interest expense on the note for the three months ended March 31, 2020 and 2019 was $3,288 and $3,334, respectively, of which the Company repaid $-0- during the three months ended March 31, 2020, resulting in accrued interest totaling $9,292 and $6,004 at March 31, 2020 and December 31, 2019, respectively.

NOTE 3 - NOTES PAYABLE

On June 14, 2016, the Company issued a promissory note in the principal amount of $35,000 to an unaffiliated lender. The Note is due on demand at any time after its original maturity date of June 14, 2017, and carries an interest rate of 8% per annum.  Interest expense for the three months ended March 31, 2020 and 2019 totaled $698 and $690, respectively, resulting in accrued interest at March 31, 2020 and December 31, 2019 of $10,632 and $9,934, respectively.  Principal balance due on the note at March 31, 2020 and December 31, 2019 was $35,000.

BIOETHICS, LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 and 2019

On August 15, 2018, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note was due on November 15, 2018 and is now due on demand.  The Note carries an interest rate of 12% per annum.  Interest expense for the three months ended March 31, 2020 and 2019 totaled $299 and $296, respectively, resulting in accrued interest at March 31, 2020 and December 31, 2019 of $1,203 and $904, respectively.  Principal balance on the note at March 31, 2020 and December 31, 2019 was $10,000.

On November 15, 2018, the Company issued a promissory note in the principal amount of $20,000 to an unaffiliated lender. The Note was due on February 15, 2019 and is now due on demand.  The Note carries an interest rate of 12% per annum.  Interest expense for the three months ended March 31, 2020 and 2019 totaled $598 and $592, respectively, resulting in accrued interest at March 31, 2020 and December 31, 2019 of $2,406 and $1,808, respectively.  Principal balance on the note at March 31, 2020 and December 31, 2019 was $20,000.

On December 31, 2018, the Company issued a promissory note in the principal amount of $30,000 to an unaffiliated lender. The Note was due on December 31, 2019 and is now due on demand, and carries an interest rate of 12% per annum.  Interest expense for the three months ended March 31, 2020 and 2019 totaled $898 and $888, respectively, resulting in accrued interest at March 31, 2020 and December 31, 2019 of $3,610 and $2,712, respectively.  Principal balance on the note at March 31, 2020 and December 31, 2019 was $30,000.

On January 23, 2019, the Company issued a promissory note in the principal amount of $50,000 to an unaffiliated lender. The Note was due on January 23, 2020 and is now due on demand, and carries an interest rate of 12% per annum.  Interest expense for the three months ended March 31, 2020 and 2019 totaled $1,496 and $1,101, respectively, resulting in accrued interest at March 31, 2020 and December 31, 2019 of $6,017 and $4,521, respectively.  Principal balance on the note at March 31, 2020 and December 31, 2019 was $50,000.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

On December 18, 2019, the Company issued a convertible promissory note in the original principal amount of $10,000 to a lender. The Note is due on June 18, 2020 and carries an interest rate of 8% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $.20 per share.  The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $4,000, which is being amortized over the life of the promissory note.  At March 31, 2020 and December 31, 2019, the unamortized debt discount was $1,727 and $3,716, respectively, and the net convertible note balance was $8,273 and $6,284, respectively.  The amortization of debt discount was $1,989 during three months ended March 31, 2020.  Interest expense for the three months ended March 31, 2020 and 2019 totaled $199 and $-0-, respectively, resulting in accrued interest at March 31, 2020 and December 31, 2019 of $342 and $43, respectively

NOTE 5 – EQUITY TRANSACTIONS

On December 2, 2019, the Company amended its articles of incorporation with the state of Nevada increasing the number of authorized common stock of the Company to 250,000,000 shares.  There were no equity transactions during the three months ended March 31, 2020 or 2019, resulting in 11,000,000 shares of common stock issued and outstanding at March 31, 2020 and December 31, 2019.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception totaling $897,810 and has no on-going operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock, or through a possible business combination.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The COVID-19 pandemic could have an impact on our ability to obtain financing to fund the operations. The Company is unable to predict the ultimate impact at this time.

BIOETHICS, LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 and 2019

NOTE 7 - LOSS PER SHARE

The computation of basic loss per share is based on the weighted average number of shares outstanding during each year.

The following data show the amounts used in computing loss per share for the three months ended:

	March 31, 2020	March 31, 2019

Net loss (numerator)	$(36,657)	$(26,175)
Weighted average shares outstanding (denominator)	11,000,000	11,000,000
Basic and fully diluted net loss per share amount	$(0.00)	$(0.00)

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents as detailed in the following chart.  For the three months ended March 31, 2020 and 2019, the inclusion of these shares on the statements of operations would have resulted in a weighted average shares fully diluted number that was anti-dilutive, and as such they are excluded.

The following data show the fully diluted shares for the three months ended March 31, 2020 and 2019:

	March 31,
	2020	2019

Basic weighted average shares outstanding	11,000,000	11,000,000
Convertible debt	50,000	-0-
Total	11,050,000	11,000,000

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our financial statements, which are included elsewhere in this report.  The following information contains forward-looking statements. (See “Forward-Looking Statements” below and “Risk Factors” in our 2019 Form 10K.)

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements reflect the Company’s views with respect to future events based upon information available to it at this time.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements.  These uncertainties and other factors include but are not limited to the risk factors described in our Form 10-K for the year ended December 31, 2019 under the caption “Item 1A. Risk Factors.”  The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets,” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

General

The Company is a shell company that conducts no active business operations and is seeking business opportunities for acquisition or participation by the Company.

The Report of Independent Registered Public Accounting Firm on the Company’s December 31, 2019 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At March 31, 2020, the Company had a working capital deficit of $402,836 and an accumulated deficit since inception of $897,810. The Company incurred net losses of $36,657 and $26,175 for the three months ended March 31, 2020 and 2019, respectively.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The Three Months ended March 31, 2020 compared to March 31, 2019

The Company did not conduct any operations during the three-month periods ended March 31, 2020 or 2019.  At March 31, 2020, the Company had cash and total current assets in the amount of $1,585, compared to $8,761 at December 31, 2019.  At March 31, 2020, the Company had total current liabilities of $404,421, compared to $375,012 at December 31, 2019.  The Company had a working capital deficit of $402,836 at March 31, 2020 compared to $366,251 at December 31, 2019.

The Company did not generate revenues during the three-month periods ending March 31, 2020 or 2019.  The Company incurred general and administrative expenses of $26,229 during the three months ended March 31, 2020, compared to $18,421 during the three months ended March 31, 2019.  Such expenses consist primarily of legal and accounting fees as well as taxes and annual fees required to maintain the Company’s corporate status.

The Company incurred other expenses of $10,428 during the three months ended March 31, 2020 compared to $7,754 during the three months ended March 31, 2019.  Total other income and expenses consist of interest expense related to the notes payable due from the Company.  Increase in interest expense is due to the increase in debt issued by the Company.

The Company incurred a net loss of $36,657 during the three months ended March 31, 2020, compared to a net loss of $26,175 during the three months ended March 31, 2019.  The increase in net loss in 2020 as compared to 2019 was due to the increased professional fees related to the Company maintaining its status and filings with the Securities and Exchange Commission and an increase in interest expense on the recently issued debt.

The Company has never had substantial ongoing operations. As a result, since its inception on July 26, 1990, the Company had an accumulated deficit of $897,810 as of March 31, 2020.

Liquidity and Capital Resources

Net cash used by operating activities was $13,576 and $17,284 during the three months ended March 31, 2020 and 2019, respectively.

Net cash provided by investing activities was $-0- during both the three months ended March 31, 2020 and 2019.

Net cash provided by financing activities was $6,400 and $50,000 during the three months ended March 31, 2020 and 2019, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a “smaller reporting company.”

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of March 31, 2020, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2020 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II---OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge; its properties are not the subject of any such proceedings.

Item 1A. Risk Factors.

Not Applicable.  The Company is a “smaller reporting company.”

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

Bioethics, Ltd.

Date: May 14, 2019	By /s/ Mark A. Scharmann
Mark A. Scharmann
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)