Form 10-Q
period 2020-06-30
BIOETHICS LTD
filed 2020-07-28
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2020

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

As of July 28, 2020, the issuer had outstanding 11,000,000 shares of common stock, par value $0.001.

BIOETHICS, LTD.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

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

Item 1.  Legal Proceedings11

Item 1A.  Risk Factors11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds11

Item 3.  Defaults Upon Senior Securities11

Item 4.  Mine Safety Disclosures11

Item 5.  Other Information11

Item 6.  Exhibits12

SIGNATURES12

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

BIOETHICS, LTD.

CONTENTS

PAGE

—Unaudited Balance Sheets,

As of June 30, 2020 and December 31, 20194

—Unaudited Statements of Operations,

For the three and six months ended June 30, 2020 and 20195

—Unaudited Statements of Stockholders’ Equity (Deficit),

For the six months ended June 30, 2020 and 2019                         6

—Unaudited Statements of Cash Flows,

For the six months ended June 30, 2020 and 2019                         7

—Notes to Unaudited Financial Statements for the six months

ended June 30, 2020 and 20198

BIOETHICS, LTD.
Balance Sheets
(Unaudited)

ASSETS
	June 30,	December 31,
	2020	2019
CURRENT ASSETS
Cash and cash equivalents	$ 1,947	$ 8,761
Total Current Assets	1,947	8,761

FIXED ASSETS, NET	369	512
TOTAL ASSETS	$ 2,316	$ 9,273

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 49,898	$ 37,783
Accounts payable - related party	500	1,500
Accrued interest - related parties	15,904	12,289
Accrued interest	28,633	19,922
Convertible notes payable, net of unamortized debt
discount of $5,843 and $3,716, respectively	14,157	6,284
Notes payable	150,000	145,000
Notes payable - related parties	167,134	152,234
Total Current Liabilities	426,226	375,012
TOTAL LIABILITIES	426,226	375,012

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value; 25,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized,
11,000,000 shares issued and outstanding	11,000	11,000
Additional paid-in capital	490,614	484,414
Accumulated deficit	(925,524)	(861,153)
Total Stockholders' Equity (Deficit)	(423,910)	(365,739)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 2,316	$ 9,273

The accompanying notes are an integral part of these unaudited financial statements.

BIOETHICS, LTD.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

NET REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES
General and administrative	16,743	10,074	42,972	28,495
Total Operating Expenses	16,743	10,074	42,972	28,495
LOSS FROM OPERATIONS	(16,743)	(10,074)	(42,972)	(28,495)

OTHER INCOME (EXPENSES)
Interest expense	(10,971)	(7,985)	(21,399)	(15,739)
Total Other Income (Expenses)	(10,971)	(7,985)	(21,399)	(15,739)

NET LOSS BEFORE INCOME TAXES	(27,714)	(18,059)	(64,371)	(44,234)
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (27,714)	$ (18,059)	$ (64,371)	$ (44,234)
BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	11,000,000	11,000,000	11,000,000	11,000,000

The accompanying notes are an integral part of these unaudited financial statements.

BIOETHICS, LTD.
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Six Months Ended June 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2019	11,000,000	$ 11,000	$ 484,414	$ (861,153)	$ (365,739)
Net loss for the three months ended
March 31, 2020	-	-	-	(36,657)	(36,657)
Balance, March 31, 2020	11,000,000	11,000	484,414	(897,810)	(402,396)
Beneficial conversion feature
on convertible notes payable	-	-	6,200	-	6,200
Net loss for the three months ended
June 30, 2020	-	-	-	(27,714)	(27,714
Balance, June 30, 2020	11,000,000	$ 11,000	$ 490,614	$ (925,524)	$ (423,910)

	Six Months Ended June 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2018	11,000,000	$ 11,000	$ 480,414	$ (759,238)	$ (267,824)
Net loss for the three months ended
March 31, 2019	-	-	-	(26,175)	(26,175)
Balance, March 31, 2019	11,000,000	11,000	480,414	(785,413)	(293,999)
Net loss for the three months ended
June 30, 2019	-	-	-	(18,059)	(18,059)
Balance, June 30, 2019	11,000,000	$ 11,000	$ 480,414	$ (803,472)	$ (312,058)

The accompanying notes are an integral part of these unaudited financial statements.

BIOETHICS, LTD.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (64,371)	$ (44,234)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of debt discount	4,073	-
Depreciation	143	143
Changes in operating assets and liabilities:
Accounts payable	12,115	(1,088)
Accounts payable - related party	(1,000)	(1,500)
Accrued interest - related parties	3,615	(6,131)
Accrued interest	8,711	3,924
Net Cash Used by Operating Activities	(36,714)	(48,886)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	10,000	-
Proceeds from notes payable	5,000	50,000
Proceeds from notes payable - related parties	20,900	-
Repayment of notes payable - related parties	(6,000)	(14,686)
Net Cash Provided by Financing Activities	29,900	35,314

DECREASE IN CASH AND CASH EQUIVALENTS	(6,814)	(13,572)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	8,761	31,698

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$ 1,947	$ 18,126

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ 5,000	$ 17,946
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Disposal of fully-depreciated fixed asset	$ 187	$ -
Beneficial conversion feature on convertible note payable	$ 6,200	$ -

The accompanying notes are an integral part of these unaudited financial statements.

BIOETHICS, LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 and 2019

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the six months ended June 30, 2020 and 2019 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2019 audited financial statements.  The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Compensation - During the six months ended June 30, 2020 and 2019, the Company did not pay any compensation to its officers and directors.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s President $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $3,000 during each of the six months ended June 30, 2020 and 2019, which is included in the general and administrative expenses on the statements of operations.  The amount payable at December 31, 2019 was $1,500.  During the six months ended June 30, 2020, the Company paid $4,000, resulting in $500 payable at June 30, 2020.

On March 8, 2018 the Company entered into a promissory note with a newly-affiliated party in the amount of $43,250. The note is payable on demand and carries interest at 10% per annum.  Interest expense for the six months ended June 30, 2020 and 2019 was $1,725 and $1,716, respectively, resulting in accrued interest of $8,010 and $6,285 at June 30, 2020 and December 31, 2019, respectively.  Principal balance on the note at June 30, 2020 and December 31, 2019 was $43,250.

On December 12, 2017, the Company entered into a promissory note with its President in the amount of $107,000.  On various dates in 2018 and 2019, the officer advanced the Company an additional $16,670, and the Company made payments of $14,686, resulting in the total note principal balance of $108,984 at December 31, 2019.  During the six months ended June 30, 2020, the Company received an additional $20,900 and paid a total of $6,000 of the principal balance resulting in the total note principal balance of $123,884 at June 30, 2020.  The cumulative note balance is uncollateralized, due on demand, and carries interest at 12% per annum.  Interest expense on the note for the six months ended June 30, 2020 and 2019 was $6,890 and $6,467, respectively, of which the Company repaid $5,000 during the six months ended June 30, 2020, resulting in accrued interest totaling $7,894 and $6,004 at June 30, 2020 and December 31, 2019, respectively.

NOTE 3 - NOTES PAYABLE

On June 14, 2016, the Company issued a promissory note in the principal amount of $35,000 to an unaffiliated lender. The Note is due on demand at any time after its original maturity date of June 14, 2017, and carries an interest rate of 8% per annum.  Interest expense for the six months ended June 30, 2020 and 2019 totaled $1,396 and $1,388, respectively, resulting in accrued interest at June 30, 2020 and December 31, 2019 of $11,330 and $9,934, respectively.  Principal balance due on the note at June 30, 2020 and December 31, 2019 was $35,000.

BIOETHICS, LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 and 2019

On August 15, 2018, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note was due on November 15, 2018 and is now due on demand and carries an interest rate of 12% per annum.  Interest expense for the six months ended June 30, 2020 and 2019 totaled $598 and $595, respectively, resulting in accrued interest at June 30, 2020 and December 31, 2019 of $1,502 and $904, respectively.  Principal balance on the note at June 30, 2020 and December 31, 2019 was $10,000.

On November 15, 2018, the Company issued a promissory note in the principal amount of $20,000 to an unaffiliated lender. The Note was due on February 15, 2019 and is now due on demand and carries an interest rate of 12% per annum.  Interest expense for the six months ended June 30, 2020 and 2019 totaled $1,197 and $1,190, respectively, resulting in accrued interest at June 30, 2020 and December 31, 2019 of $3,005 and $1,808, respectively.  Principal balance on the note at June 30, 2020 and December 31, 2019 was $20,000.

On December 31, 2018, the Company issued a promissory note in the principal amount of $30,000 to an unaffiliated lender. The Note was due on December 31, 2019 and is now due on demand and carries an interest rate of 12% per annum.  Interest expense for the six months ended June 30, 2020 and 2019 totaled $1,795 and $1,785, respectively, resulting in accrued interest at June 30, 2020 and December 31, 2019 of $4,507 and $2,712, respectively.  Principal balance on the note at June 30, 2020 and December 31, 2019 was $30,000.

On January 23, 2019, the Company issued a promissory note in the principal amount of $50,000 to an unaffiliated lender. The Note was due on January 23, 2020 and is now due on demand and carries an interest rate of 12% per annum.  Interest expense for the six months ended June 30, 2020 and 2019 totaled $2,992 and $2,598, respectively, resulting in accrued interest at June 30, 2020 and December 31, 2019 of $7,513 and $4,521, respectively.  Principal balance on the note at June 30, 2020 and December 31, 2019 was $50,000.

On May 1, 2020, the Company issued a promissory note in the principal amount of $5,000 to an unaffiliated lender. The Note is due on May 1, 2021 and carries an interest rate of 12% per annum.  Interest expense for the six months ended June 30, 2020 totaled $89, resulting in accrued interest at June 30, 2020 of $89.  Principal balance on the note at June 30, 2020 was $5,000.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

On December 18, 2019, the Company issued a convertible promissory note in the original principal amount of $10,000 to a lender. The Note was due on June 18, 2020 and is now due on demand and carries an interest rate of 8% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $.20 per share.  The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $4,000, which is being amortized over the life of the promissory note.  At June 30, 2020 and December 31, 2019, the unamortized debt discount was $-0- and $3,716, respectively, and the net convertible note balance was $10,000 and $6,284, respectively.  The amortization of debt discount was $3,716 during the six months ended June 30, 2020.  Interest expense for the six months ended June 30, 2020 totaled $598, resulting in accrued interest at June 30, 2020 and December 31, 2019 of $641 and $43, respectively.

On June 9, 2020, the Company issued a convertible promissory note in the original principal amount of $10,000 to a lender. The Note is due on June 9, 2021 and carries an interest rate of 10% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $.25 per share.  The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $6,200, which is being amortized over the life of the promissory note.  At June 30, 2020, the unamortized debt discount was $5,843 and the net convertible note balance was $4,157.  The amortization of debt discount was $357 during the six months ended June 30, 2020.  Interest expense for the six months ended June 30, 2020 totaled $46, resulting in accrued interest at June 30, 2020 of $46.

NOTE 5 – EQUITY TRANSACTIONS

On December 2, 2019, the Company amended its articles of incorporation with the state of Nevada increasing the number of authorized common stock of the Company to 250,000,000 shares.  There were no equity transactions

BIOETHICS, LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 and 2019

during the six months ended June 30, 2020 or 2019, resulting in 11,000,000 shares of common stock issued and outstanding at June 30, 2020 and December 31, 2019.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception totaling $925,524 and has no on-going operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock, or through a possible business combination.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  In addition, the COVID-19 pandemic could have an impact on our ability to obtain financing to fund the operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - LOSS PER SHARE

The computation of basic loss per share is based on the weighted average number of shares outstanding during each period.

The following data show the amounts used in computing loss per share for the six months ended:

	June 30, 2020	June 30, 2019

Net loss (numerator)	$(64,371)	$(44,234)
Weighted average shares outstanding (denominator)	11,000,000	11,000,000
Basic and fully diluted net loss per share amount	$(0.01)	$(0.00)

The following data show the amounts used in computing loss per share for the three months ended:

	June 30, 2020	June 30, 2019

Net loss (numerator)	$(27,714)	$(18,059)
Weighted average shares outstanding (denominator)	11,000,000	11,000,000
Basic and fully diluted net loss per share amount	$(0.00)	$(0.00)

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents as detailed in the following chart.  For the six months ended June 30, 2020 and 2019, the inclusion of these shares on the statements of operations would have resulted in a weighted average shares fully diluted number that was anti-dilutive, and as such they are excluded.

The following data show the fully diluted shares for the six months ended June 30, 2020 and 2019:

	June 30,
	2020	2019

Basic weighted average shares outstanding	11,000,000	11,000,000
Convertible debt	90,000	-0-
Total	11,090,000	11,000,000

BIOETHICS, LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 and 2019

The following data show the fully diluted shares for the three months ended June 30, 2020 and 2019:

	June 30,
	2020	2019

Basic weighted average shares outstanding	11,000,000	11,000,000
Convertible debt	90,000	-0-
Total	11,090,000	11,000,000

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

The Report of Independent Registered Public Accounting Firm on the Company’s December 31, 2019 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At June 30, 2020, the Company had a working capital deficit of $424,279 and an accumulated deficit since inception of $925,524. The Company incurred net losses of $64,371 and $44,234 for the six months ended June 30, 2020 and 2019, respectively.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The Three and Six Months ended June 30, 2020 compared to June 30, 2019

The Company did not conduct any operations during the six-month periods ended June 30, 2020 or 2019.  At June 30, 2020, the Company had cash and total current assets in the amount of $1,947, compared to $8,761 at December 31, 2019.  At June 30, 2020, the Company had total current liabilities of $426,226, compared to $375,012 at December 31, 2019.  The Company had a working capital deficit of $424,279 at June 30, 2020 compared to $366,251 at December 31, 2019.

The Company did not generate revenues during the six-month periods ending June 30, 2020 or 2019.  The Company incurred general and administrative expenses of $16,743 during the three months ended June 30, 2020, compared to $10,074 during the three months ended June 30, 2019.  The Company incurred general and administrative expenses of $42,972 during the six months ended June 30, 2020, compared to $28,495 during the six months ended June 30, 2019.  Such expenses consist primarily of legal and accounting fees as well as taxes and annual fees required to maintain the Company’s corporate status.

The Company incurred other expenses of $10,971 during the three months ended June 30, 2020 compared to $7,985 during the three months ended June 30, 2019.  The Company incurred other expenses of $21,399 during the six months ended June 30, 2020 compared to $15,739 during the six months ended June 30, 2019.  Total other income and expenses consist of interest expense related to the notes payable due from the Company.  Increase in interest expense is due to the increase in debt issued by the Company during the three and six months ended June 30, 2020 over the same periods ended June 30, 2019.

The Company incurred a net loss of $27,714 during the three months ended June 30, 2020, compared to a net loss of $18,059 during the three months ended June 30, 2019.  The Company incurred a net loss of $64,371 during the six months ended June 30, 2020, compared to a net loss of $44,234 during the six months ended June 30, 2019.  The increase in net loss in 2020 as compared to 2019 was due to the increased professional fees related to the Company maintaining its status and filings with the Securities and Exchange Commission and an increase in interest expense on the recently-issued debt.

The Company has never had substantial ongoing operations. As a result, since its inception on July 26, 1990, the Company had accumulated a deficit of $925,524 as of June 30, 2020.

Liquidity and Capital Resources

Net cash used by operating activities was $36,714 and $48,886 during the six months ended June 30, 2020 and 2019, respectively.

Net cash provided by investing activities was $-0- during both the six months ended June 30, 2020 and 2019.

Net cash provided by financing activities was $29,900 and $35,314 during the six months ended June 30, 2020 and 2019, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a “smaller reporting company.”

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of June 30, 2020, the end of the period covered by this report.  Based upon that evaluation, our Chief

Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2020 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Bioethics, Ltd.

Date: July 28, 2020	By /s/ Mark A. Scharmann
Mark A. Scharmann
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)