Form 10-K
period 2020-12-31
BIOETHICS LTD
filed 2021-04-15
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2020

Commission File Number 33-55254-41

BIOETHICS, LTD.
(Exact name of registrant as specified in charter)

NV	87-0485312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1661 Lakeview Circle
Ogden, Utah	84403
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer o	Accelerated filer o

Non-accelerated filer x	Smaller Reporting Company ☒ Emerging growth company ☐

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act).             Yes  ☒.   No       .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The Company is a “shell” company and its common stock trades sporadically in the over-the-counter market and no active trading market exists. As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding shares of the registrant's common stock held by non-affiliates was $484,449, based upon a closing price of $0.51 per common share, as calculated prior to the November 2, 2020 1 share for 10 shares reverse stock split.

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

As of April 13, 2021, there were 1,135,194 shares of the issuer’s common stock outstanding.

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

None

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements reflect the Company’s views with respect to future events based upon information available to it at this time.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements.  These uncertainties and other factors include but are not limited to: the ability of the Company to locate a business opportunity for acquisition or participation by the Company; the terms of the Company’s acquisition of or participation in a business opportunity; and the operating and financial performance of any business opportunity following its acquisition or participation by the Company. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

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

Employees

The Company has no employees, and its business and affairs are handled by its President who provides services to the Company on an as needed basis, without compensation.  Management of the Company may engage consultants, attorneys, and accountants on an as needed basis, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities.

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is included on the OTC Pink Marketplace under the symbol “BOTH.”  On April 5, 2021, the published closing price was $1.26 for the Company’s common stock on the OTC Pink Marketplace.

At December 31, 2020, there were approximately 384 holders of record of the Company’s common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Recent Sales of Unregistered Securities

None. Please see Item 9B. Other Information “Unwind and Rescission of Transaction.”

Issuer Purchases of Equity Securities

Please see Item 9B. Other Information “Unwind and Rescission of Transaction.” We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2020 fiscal year.

Item 6.  Selected Financial Data

Not Applicable.  The Company is a “smaller reporting company.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our financial statements, which are included elsewhere in this report.  The following information contains forward-looking statements. (See “Forward Looking Statements.”)

General

The Company is a shell company that conducts no active business operations and is seeking business opportunities for acquisition or participation by the Company.

The Report of Independent Registered Public Accounting Firm on the Company’s 2020 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At December 31, 2020, the Company had a working capital deficit of $478,956 and an accumulated deficit of $980,344.  The Company incurred net losses of $119,191 and $101,915 for its fiscal years ended December 31, 2020 and 2019, respectively.  There can be no assurance that the Company will be able to obtain the additional debt or equity capital required to continue its operations.

The Fiscal Year Ended December 31, 2020 Compared to the Fiscal Year Ended December 31, 2019

The Company did not conduct any operations during its fiscal year ended December 31, 2020 or 2019.  At December 31, 2020, the Company had cash in the amount of $667 as compared to cash at December 31, 2019 in the amount of $8,761.  The decrease in cash from 2020 compared to 2019 is mainly the result of the net loss generated during 2020, payments made on accounts payable, notes payable and accrued interest along with proceeds received from notes payable issued by the Company.

At December 31, 2020, the Company had current liabilities of $479,623, consisting of accounts payable of $53,943, accounts payable – related party of $1,500, accrued interest payable – related parties of $20,561, accrued interest of $38,503, convertible notes payable of $32,282, notes payable of $150,000, and notes payable – related parties of $182,834.  At December 31, 2019, the Company had current liabilities of $375,012, consisting of accounts payable of $37,783, accounts payable – related party of $1,500, accrued interest payable – related parties of $12,289, accrued interest of $19,922, convertible note payable of $6,284, notes payable of $145,000, and notes payable – related parties of $152,234.  The Company had a working capital deficit of $478,956 at December 31, 2020 as compared to a working capital deficit of $366,251 at December 31, 2019.

The Company did not generate revenues during its 2020 or 2019 fiscal years. The Company’s general and administrative expenses were $75,141 during the year ended December 31, 2020 as compared to $70,033 during the year ended December 31, 2019. The Company did not expect a significant change in general and administrative expenses.

The Company incurred interest expense of $44,050 during the year ended December 31, 2020 as compared to interest expense of $31,882 during the year ended December 31, 2019.  The increase in interest expense is due to the increase in borrowings on notes payable.

The Company incurred a net loss of $119,191 during the year ended December 31, 2020 as compared to a net loss of $101,915 during the year ended December 31, 2019. The $17,276 increase in net loss in 2020 as compared to 2019 is primarily the result of increased general and administrative expenses and increased interest expense related to notes payable of the Company.

Net cash used by operating activities was $68,694 during the 2020 fiscal year resulting primarily from the net loss of $119,191, which was offset by the amortization of debt discount of $7,198, depreciation in the amount of $286, a $16,160 increase in accounts payable and a $26,853 increase in accrued interest.  Net cash used by operating activities was $79,251 during the 2019 fiscal year resulting primarily from the net loss of $101,915, which was offset by the amortization of debt discount of $284, depreciation in the amount of $286, a $9,443 increase in accounts payable and a $12,651 increase in accrued interest.

There were no cash flows from investing activities during the 2020 and 2019 fiscal years.

Net cash provided by financing activities was $60,600 during the 2020 fiscal year which consisted of proceeds received from the issuance of notes payable in the amount of $66,600, and the repayment of notes payable of $6,000.  Net cash provided by financing activities was $56,314 during the 2019 fiscal year which consisted of proceeds received from the issuance of notes payable in the amount of $71,000, and the repayment of notes payable of $14,686.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of December 31, 2020, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2020 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.  In making this evaluation, our management used the COSO framework (2013), an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, with the participation of our Chief Executive Officer/Chief Financial Officer concluded that as of December 31, 2020, the Company’s internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions Held
Mark Scharmann	62	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Elliott N. Taylor	62	Director

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

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during 2020 and took action by unanimous written consents in lieu of meetings.  Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not have an annual stockholder meeting during the prior year.

Board of Directors

Our board of directors has not appointed any standing committees, there is no separately designated audit committee, and the entire board of directors acts as our audit committee.  The board of directors does not have an independent “financial expert” because it does not believe the scope of the Company’s activities to date has justified the expenses involved in obtaining such a financial expert.  In addition, our securities are not listed on a national exchange and we are not subject to the special corporate governance requirements of any such exchange.

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

The Company’s directors do not receive any compensation for serving as directors of the Company and no compensation was paid to the Company’s President during the 2020 or 2019 fiscal years.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 5, 2021, the number of shares of the Company’s common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s common stock, and by each of the Company’s officers and directors, and by all officers and directors as a group.  On such date there were 1,135,194 shares of the Company’s common stock issued and outstanding.

Name	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage Of Class

Mark Scharmann, CEO and Director	Common Stock	530,000	47%
Elliott Taylor, Director	Common Stock	475,010	42%
All Executive Officers And Directors as a Group (Two Persons)	Common Stock	1,005,010	89%

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s President $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company recorded rent expense of $6,000 and $6,000 during the years ended December 31, 2020 and 2019, respectively, which is included in the general and administrative expenses on the statements of operations, of which $1,500 and $1,500 remains payable at December 31, 2020 and 2019, respectively.

In December 2017, the Company borrowed $107,000 from its President pursuant to an unsecured promissory note.  On various dates since then, the officer advanced the Company additional money and the company made payments on the principal amount of the note resulting in total note balances of $139,584 and $108,984 at December 31, 2020 and 2019, respectively.  The cumulative note balance is uncollateralized, due on demand, and accrues interest at 12% per annum.  Interest expense on the note for the years ended December 31, 2020 and 2019 was $14,802 and $12,473, respectively. During the year ended 2020, interest in the amount of $10,000 was paid on the note. Accrued interest on the note totaled $10,806 and $6,004 at December 31, 2020 and 2019, respectively.

On March 8, 2018 the Company entered into a promissory note with a newly affiliated party in the amount of $43,250. The note is payable on demand and carries interest at 10% per annum.  Accrued interest and interest expense as of and for the year ended December 31, 2020 was $9,755, and $3,470, respectively.  Accrued interest and interest expense as of and for the year ended December 31, 2019 was $6,285, and $2,825, respectively.

Item 14.  Principal Accounting Fees and Services

During the fiscal years ended December 31, 2020 and 2019, fees for services provided by our independent auditing firm, Pinnacle Accountancy Group of Utah (a dba of Heaton & Company, PLLC) was as follows:

	Year Ended
	December 31,
	2020	2019

Auditor Fees	$10,600	$11,500
Audit-Related Fees	-	-
Tax Fees	-	1,500
All Other Fees	-	-

Total	$10,600	$13,000

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

Bioethics, Ltd.

(Registrant)

Date:  April 13, 2021By /s/ Mark Scharmann

Mark Scharmann

President, Chief Executive Officer and

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  April 13, 2021By /s/ Mark Scharmann

 Mark Scharmann

President, Chief Executive Officer, Chief Financial Officer and Director

   (Principal Executive and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Company did not provide any annual report to its security holders covering the fiscal year ended December 31, 2020.

As of the date of this report, the Company has not sent a proxy statement, form of proxy or other proxy soliciting material to more than ten of its security holders with respect to any annual or other meeting of security holders during 2020 or 2019.

BIOETHICS, LTD.

FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

BIOETHICS, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bioethics, Ltd.

Ogden, UT

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bioethics, Ltd. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern – Disclosure

The financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. As noted in “Going Concern Consideration” above, the Company has a history of recurring net losses, a significant accumulated deficit and currently has net working capital deficit. At December 31, 2020, the Company had an accumulated deficit of $980,344. The Company has contractual obligations such as commitments for repayments of accounts and notes payable and accrued interest (collectively “obligations”). Currently management’s forecasts and related assumptions illustrate their ability to meet the obligations through management of expenditures, a potential business combination, and if necessary, obtaining additional debt financing, loans from related and unrelated parties, and private placements of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to access financing through stock issuances or a merger is not consummated, the Company will continue to manage cash outflows and meet the obligations through related and unrelated party loans.

F-3

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments to conclude that it is probable that the Company’s plans will be effectively implemented and will provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining it is probable that the Company’s plans will be effectively implemented include its ability to manage expenditures, its ability to access funding from the capital market, its ability to obtain loans from related and unrelated parties, and the potential for a business combination. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following, among others: (i) evaluating the probability that the Company will be able to access funding from the capital market; (ii) evaluating the probability that the Company will be able to manage expenditures (iii) evaluating the probability that the Company will be able to obtain loans from related and unrelated parties, and (iv) evaluating the potential for a business combination.

/s/ Pinnacle Accountancy Group of Utah

Pinnacle Accountancy Group of Utah a dba of Heaton & Company, PLLC

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

April 14, 2021

F-3

BIOETHICS, LTD.
Balance Sheets

ASSETS

	December 31,	December 31,
	2020	2019

CURRENT ASSETS

Cash and cash equivalents	$ 667	$ 8,761

Total Current Assets	667	8,761

FIXED ASSETS, NET	226	512

TOTAL ASSETS	$ 893	$ 9,273

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 53,943	$ 37,783
Accounts payable - related party	1,500	1,500
Accrued interest - related parties	20,561	12,289
Accrued interest	38,503	19,922
Convertible notes payable, net of unamortized debt
discount of $2,718 and $3,716, respectively	32,282	6,284
Notes payable	150,000	145,000
Notes payable - related parties	182,834	152,234

Total Current Liabilities	479,623	375,012

TOTAL LIABILITIES	479,623	375,012

STOCKHOLDERS' EQUITY (DEFICIT)

F-4

Preferred stock, $0.01 par value; 25,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized, 1,135,194 shares issued and outstanding	1,135	1,135
Additional paid-in capital	500,479	494,279
Accumulated deficit	(980,344)	(861,153)

Total Stockholders' Equity (Deficit)	(478,730)	(365,739)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 893	$ 9,273

The accompanying notes are an integral part of these audited financial statements.

BIOETHICS, LTD.
Statements of Operations

	For the Years Ended
	December 31,
	2020	2019

NET REVENUES	$ -	$ -

OPERATING EXPENSES

General and administrative	75,141	70,033

Total Operating Expenses	75,141	70,033

LOSS FROM OPERATIONS	(75,141)	(70,033)

OTHER INCOME (EXPENSES)

Interest expense	(44,050)	(31,882)

Total Other Income (Expenses)	(44,050)	(31,882)

NET LOSS BEFORE INCOME TAXES	(119,191)	(101,915)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (119,191)	$ (101,915)

BASIC AND DILUTED LOSS PER SHARE	$ (0.10)	$ (0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,135,194	1,135,194

The accompanying notes are an integral part of these audited financial statements.

BIOETHICS, LTD.
Statements of Stockholders' Equity (Deficit)
For the Period January 1, 2019 through December 31, 2020

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2019	1,135,194	$ 1,135	$ 490,279	$ (759,238)	$ (267,824)

Beneficial conversion feature
on convertible notes payable	-	-	4,000	-	4,000

Net loss for the year ended
December 31, 2019	-	-	-	(101,915)	(101,915)

Balance, December 31, 2019	1,135,194	1,135	494,279	(861,153)	(365,739)

Beneficial conversion feature
on convertible notes payable	-	-	6,200	-	6,200

Net loss for the year ended
December 31, 2020	-	-	-	(119,191)	(119,191)

Balance, December 31, 2020	1,135,194	$ 1,135	$ 500,479	$ (980,344)	$ (478,730)

The accompanying notes are an integral part of these audited financial statements.

BIOETHICS, LTD.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (119,191)	$ (101,915)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of debt discount	7,198	284
Depreciation	286	286
Changes in operating assets and liabilities:
Accounts payable	16,160	9,443
Accounts payable - related party	-	-
Accrued interest - related parties	8,272	619
Accrued interest	18,581	12,032

Net Cash Used by Operating Activities	(68,694)	(79,251)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible notes payable	25,000	10,000
Proceeds from notes payable	5,000	50,000
Proceeds from notes payable - related parties	36,600	11,000
Repayment of notes payable - related parties	(6,000)	(14,686)

Net Cash Provided by Financing Activities	60,600	56,314

DECREASE IN CASH AND CASH EQUIVALENTS	(8,094)	(22,937)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,761	31,698

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 667	$ 8,761

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ 10,000	$ 18,946
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Beneficial conversion feature on convertible note payable	$ 6,200	$ 4,000

The accompanying notes are an integral part of these audited financial statements.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Bioethics, Ltd. (“the Company”) was organized under the laws of the State of Nevada on July 26, 1990.  The Company was organized to provide a vehicle for participating in potentially profitable business ventures which may become available through the personal contacts, and at the complete discretion, of the Company’s officers and directors.  The Company has not paid any dividends, and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

The Company’s only fixed asset is computer equipment acquired in 2016 with a cost of $1,429 that is depreciated over a useful life of five years.  Depreciation expense was $286 and $286 during the years ended December 31, 2020 and 2019, respectively, resulting in net fixed assets of $226 and $512 at December 31, 2020 and 2019, respectively.

NOTE 2 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.”  This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company has no tax provisions at December 31, 2020 and 2019, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2020 and 2019, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2020 and 2019.

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

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2020 and 2019:

	2020	2019
Deferred tax assets:
NOL carryover	$198,000	173,000
Extinguishment of debt with shares	28,000	28,000
Valuation allowance	(226,000)	(201,000)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. Federal income tax rate of 21% to pretax income from continuing operations for the periods ended December 31, 2020 and 2019 due to the following:

	2020	2019

Book loss (21% Federal rate)	$(25,000)	$(21,000)
Change in valuation allowance	25,000	21,000

Tax at effective rate	$-	$-

At December 31, 2020, the Company had net operating loss carryforwards of approximately $979,000 that may be offset against future taxable income from the year 2021 through 2040.  No tax benefit has been reported in the December 31, 2020 or 2019 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  There is no provision for state taxes, since the Company’s operations have been limited to administrative expenses and fund-raising in the state of its incorporation (Nevada) which has no income tax.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2020, 2019 and 2018.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - For the years ended December 2020 and 2019, the Company did not pay any compensation to its officers and directors.

Office Space – Beginning August 2017, the Company entered into an oral agreement to pay the Company’s President $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $6,000 and $6,000 during the years ended December 31, 2020 and 2019, respectively, which is included in the general and administrative expenses on the statements of operations.  The amount payable at December 31, 2019 was $1,500.  During the year ended December 31. 2020, the Company paid $6,000, resulting in $1,500 payable at December 31, 2020.

Notes Payable – On December 12, 2017, the Company borrowed $107,000 from its President pursuant to an unsecured promissory note.  On various dates since then, the officer advanced the Company additional money and the Company made payments on the principal amount of the note resulting in total note balances of $139,584 and $108,984 at December 31, 2020 and 2019, respectively.  The cumulative note balance is uncollateralized, due on demand, and accrues interest at 12% per annum.  Interest expense on the note for the years ended December 31, 2020 and 2019 was $14,802 and $12,473, respectively. During the years ended 2020 and 2019, interest in the amount of $10,000 and $15,314, respectively, was paid on the note. Accrued interest on the note totaled $10,806 and $6,004 at December 31, 2020 and 2019, respectively.

Notes Payable - On March 8, 2018 the Company entered into a promissory note with a newly affiliated party in the amount of $43,250. The note is payable on demand and carries interest at 10% per annum.  Interest expense for the years ended December 31, 2020 and 2019 was $3,470 and $3,460, respectively, resulting in accrued interest of $9,755 and $6,285 at December 31, 2020 and 2019, respectively.  Principal balance on the note at December 31, 2020 and 2019 was $43,250 and $43,250, respectively.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception totaling $980,344 as of December 31, 2020 and has no on-going operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock, or through a possible business combination.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  In addition, the COVID-19 pandemic could have an impact on our ability to obtain financing to fund the operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 - LOSS PER SHARE

The computation of basic loss per share is based on the weighted average number of shares outstanding during each year.

The following data show the amounts used in computing loss per share:

	December 31,
	2020	2019

Net loss (numerator)	$(119,191)	$(101,915)
Weighted average shares outstanding (denominator)	1,135,194	1,135,194
Basic and fully diluted net loss per share amount	$(0.10)	$(0.09)

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents as detailed in the following chart.  In 2020 and 2019, the inclusion of these shares on the statement of operations would have resulted in a weighted average shares fully diluted number that was anti-dilutive and as such they are excluded.

The following data show the fully diluted shares for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019

Basic weighted average shares outstanding	1,135,194	1,135,194
Convertible debt	90,000	90,000
Total	1,225,194	1,225,194

NOTE 6 – NOTE PAYABLE

On June 14, 2016, the Company issued a promissory note in the principal amount of $35,000 to an unaffiliated lender. The Note is due on demand at any time after its original maturity date of June 14, 2017 and carries an interest rate of 8% per annum.  Interest expense for the years ended December 31, 2020 and 2019 totaled $2,808 and $2,800, respectively, resulting in accrued interest at December 31, 2020 and 2019 of $12,742 and $9,934, respectively. Principal balance on the note at December 31, 2020 and 2019 was $35,000.

On August 15, 2018, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note was due on November 15, 2018, is currently in default, and carries an interest rate of 12% per annum. Interest expense for the years ended December 31, 2020 and 2019 totaled $1,203 and $1,200, respectively, of which the Company repaid $750 during the year ended December 31, 2019, resulting in accrued interest at December 31, 2020 and 2019 of $2,107 and $904, respectively. Principal balance on the note at December 31, 2020 and 2019 was $10,000.

On November 15, 2018, the Company issued a promissory note in the principal amount of $20,000 to an unaffiliated lender. The Note was due on February 15, 2019, is currently in default, and carries an interest rate of 12% per annum.  Interest expense for the years ended December 31, 2020 and 2019 totaled $2,406 and $2,400, respectively, of which the Company repaid $894 during the year ended December 31, 2019, resulting in accrued interest at December 31, 2020 and 2019 of $4,215 and $1,808, respectively. Principal balance on the note at December 31, 2020 and 2019 was $20,000.

On December 31, 2018, the Company issued a promissory note in the principal amount of $30,000 to an unaffiliated lender. The Note was due on December 31, 2019, is currently in default, and carries an interest rate of 12% per annum.  Interest expense for the years ended December 31, 2020 and 2019 totaled $3,610 and $3,600, respectively, of which the Company repaid $888 during the year ended December 31, 2019, resulting in accrued interest at December 31, 2020 and 2019 of $6,322 and $2,712, respectively. Principal balance on the note at December 31, 2020 and 2019 was $30,000.

On January 23, 2019, the Company issued a promissory note in the principal amount of $50,000 to an unaffiliated lender. The Note was due on January 23, 2020, is currently in default, and carries an interest rate of 12% per annum.  Interest expense for the years ended December 31, 2020 and 2019 totaled $6,016 and $5,622, respectively, of which the Company repaid $1,101 during the year ended December 31, 2019, resulting in accrued interest at December 31, 2020 and 2019 of $10,537 and $4,521, respectively. Principal balance on the note at December 31, 2020 and 2019 was $50,000 and $-0-, respectively.

On May 1, 2020, the Company issued a promissory note in the principal amount of $5,000 to an unaffiliated lender. The Note is due on May 1, 2021 and carries an interest rate of 12% per annum.  Interest expense for the year ended December 31, 2020 totaled $391, resulting in accrued interest at December 31, 2020 of $391.  Principal balance on the note at December 31, 2020 was $5,000.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On December 18, 2019, the Company issued a convertible promissory note in the original principal amount of $10,000 to a lender. The Note was due on June 18, 2020, is currently in default, and carries an interest rate of 8% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $.20 per share.  The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $4,000, which is being amortized over the life of the promissory note.  At December 31, 2020 and 2019, the unamortized debt discount was $-0- and $3,716, respectively, and the net convertible note balance was $10,000 and $6,284, respectively.  The amortization of debt discount was $3,716 during the year ended December 31, 2020.  Interest expense for the years ended December 31, 2020 and 2019 was $1,203 and $43, resulting in accrued interest at December 31, 2020 and 2019 of $1,246 and $43, respectively.  Principal balance on the note at December 31, 2020 and 2019 was $10,000.

On June 9, 2020, the Company issued a convertible promissory note in the original principal amount of $10,000 to a lender. The Note is due on June 9, 2021 and carries an interest rate of 10% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $.25 per share.  The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $6,200, which is being amortized over the life of the promissory note.  At December 31, 2020, the unamortized debt discount was $2,718 and the net convertible note balance was $7,282.  The amortization of debt discount was $3,482 during the year ended December 31, 2020.  Interest expense for the years ended December 31, 2020 totaled $449, resulting in accrued interest at December 31, 2020 of $449.  Principal balance on the note at December 31, 2020 was $10,000.

On August 3, 2020, the Company issued a convertible promissory note in the original principal amount of $15,000 to a lender. The Note is due on August 3, 2021 and carries an interest rate of 8% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $.70 per share.  The Company did not recognize a beneficial conversion feature or debt discount as the conversion price was higher than the market price at the time of issuance of the note.  Interest expense for the year ended December 31, 2020 totaled $493, resulting in accrued interest at December 31, 2020 of $493. Principal balance on the note at December 31, 2020 was $15,000.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 8 – EQUITY TRANSACTIONS

On December 2, 2019, the Company amended its articles of incorporation with the state of Nevada increasing the number of authorized common stock of the Company to 250,000,000 shares.  There were no equity transactions during the years ended December 31, 2020 or 2019, resulting in 1,135,194 shares of common stock issued and outstanding at December 31, 2020 and December 31, 2019.

Effective November 2, 2020, the Company effectuated a 1 share for 10 shares reverse stock split which reduced the issued and outstanding shares of common stock from 11,000,000 shares to 1,135,194 shares.  The accompanying financial statements have been retroactively adjusted to reflect this reverse stock split.

NOTE 9 – MERGER AGREEMENT

On November 30, 2020, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with XCR Diagnostics, Inc. (“XCR”) to, subject to a number of conditions, acquire 100% of the ownership of XCR for consideration of (1) approximately 38,843,906 shares of the Company’s unregistered common stock, and (2) options to purchase approximately 7,500,000 shares of the Company’s unregistered common stock at various exercise prices.

Closing of the acquisition of XCR is subject to a number of conditions, including but not limited to approval of the Company’s stockholders, providing required stockholder information and notice, the completion, filing and clearance of all necessary state and securities filings. The parties must also create and execute several exhibits and schedules, including formation of a merger subsidiary, Certificate of Merger, Articles of Merger and Disclosure Schedules for both the Company and XCR.  The Merger Agreement states that XCR may rescind this Agreement in its sole discretion in the event that the company and/or XCR are unable to transfer at least $300,000 in paid in capital into XCR’s bank account within 90 days from the Closing of the Merger.

As of the date these financial statements were issued, the conditions to the closing of the Merger Agreement have not been met, therefore, the closing of the acquisition has not occurred and no stock has been issued by the Company.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional events requiring disclosure.