Form 10-Q/A
period 2021-03-31
BIOETHICS LTD
filed 2021-05-27
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________________________ to ______________________________

Commission File Number 33-55254-41

BIOETHICS, LTD.
(Exact name of registrant as specified in charter)

NEVADA (NV)	87-0485312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1661 Lakeview Circle, Ogden, Utah	84403
(Address of principal executive offices)	(Zip Code)

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

Non-accelerated filer[X]Smaller reporting company☒

Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [  ]

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☒    No [  ]

As of May 24, 2021, the issuer had outstanding 1,135,194 shares of common stock, par value $0.001.

Explanatory Note:

The Company is filing this amendment, to file the associated quarterly ixbrl files for the period ended March 31, 2021. No other changes have been made.

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

NOTE 3 - NOTES PAYABLE

On June 14, 2016, the Company issued a promissory note in the principal amount of $35,000 to an unaffiliated lender. The Note is due on demand at any time after its original maturity date of June 14, 2017, and carries an interest rate of 8% per annum.  Interest expense for the three months ended March 31, 2021 and 2020 totaled $690 and $698, respectively, resulting in accrued interest at March 31, 2021 and December 31, 2020 of $13,432 and $12,742, respectively.  Principal balance due on the note at March 31, 2021 and December 31, 2020 was $35,000.

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

The following data show the fully diluted shares for the three months ended March 31, 2021 and 2020:

BIOETHICS, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 and 2020

	March 31,
	2021	2020

Basic weighted average shares outstanding	1,135,194	1,135,194
Convertible debt	11,143	0
Total	1,146,337	1,135,194

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

Bioethics, Ltd.

Date: May 26, 2021	By /s/ Mark A. Scharmann
Mark A. Scharmann
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)