Form 10-Q
period 2021-06-30
BIOETHICS LTD
filed 2021-08-23
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________________ to ____________________

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

As of August 20, 2021, the issuer had outstanding 1,135,194 shares of common stock, par value $0.001.

BIOETHICS, LTD.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

PART I – FINANCIAL INFORMATION

Item 1.Condensed Financial Statements (Unaudited)

BIOETHICS, LTD.

CONTENTS

PAGE

—Condensed Unaudited Balance Sheets,

As of June 30, 2021 and December 31, 20204

—Condensed Unaudited Statements of Operations,

For the three and six months ended June 30, 2021 and 20205

—Condensed Unaudited Statements of Stockholders’ Deficit

For the three and six months ended June 30, 2021 and 2020                         6

—Condensed Unaudited Statements of Cash Flows,

For the six months ended June 30, 2021 and 2020                         7

—Notes to Condensed Unaudited Financial Statements for the six months ended June 30, 2021 and 20208

BIOETHICS, LTD.
Condensed Balance Sheets
(Unaudited)

ASSETS

	June 30,	December 31,
	2021	2020

CURRENT ASSETS

Cash and cash equivalents	$ 467	$ 667

Total Current Assets	467	667

FIXED ASSETS, NET	83	226

TOTAL ASSETS	$ 550	$ 893

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$ 74,641	$ 53,943
Accounts payable - related party	4,500	1,500
Accrued interest - related parties	33,680	20,561
Accrued interest	48,533	38,503

Convertible notes payable, net of unamortized debt discount of $-0- and $2,718, respectively	35,000	32,282
Notes payable	150,000	150,000
Notes payable - related parties	190,984	182,834

Total Current Liabilities	537,338	479,623

TOTAL LIABILITIES	537,338	479,623

STOCKHOLDERS' DEFICIT

Preferred stock, $0.01 par value; 25,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized, 1,135,194 shares issued and outstanding	1,135	1,135
Additional paid-in capital	500,479	500,479
Accumulated deficit	(1,038,402)	(980,344)

Total Stockholders' Deficit	(536,788)	(478,730)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 550	$ 893

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

NET REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative	18,250	16,743	32,190	42,972

Total Operating Expenses	18,250	16,743	32,190	42,972

LOSS FROM OPERATIONS	(18,250)	(16,743)	(32,190)	(42,972)

OTHER INCOME (EXPENSES)

Interest expense	(11,633)	(10,971)	(25,868)	(21,399)

Total Other Income (Expenses)	(11,633)	(10,971)	(25,868)	(21,399)

NET LOSS BEFORE INCOME TAXES	(29,883)	(27,714)	(58,058)	(64,371)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (29,883)	$ (27,714)	$ (58,058)	$ (64,371)

BASIC AND DILUTED LOSS PER SHARE	$ (0.03)	$ (0.02)	$ (0.05)	$ (0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,135,194	1,135,194	1,135,194	1,135,194

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.
Condensed Statements of Stockholders' Deficit
(Unaudited)

	Six Months Ended June 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2020	1,135,914	$ 1,135	$ 500,479	$ (980,344)	$ (478,730)

Net loss for the three months ended March 31, 2021	-	-	-	(28,175)	(28,175)

Balance, March 31, 2021	1,135,914	1,135	500,479	(1,008,519)	(506,905)

Net loss for the three months ended June 30, 2021	-	-	-	(29,883)	(29,883)

Balance, June 30, 2021	1,135,914	$ 1,135	$ 500,479	$ (1,038,402)	$ (536,788)

	Six Months Ended June 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2019	1,135,914	$ 1,135	$ 494,279	$ (861,153)	$ (365,739)

Net loss for the three months ended March 31, 2020	-	-	-	(36,657)	(36,657)

Balance, March 31, 2020	1,135,914	1,135	494,279	(897,810)	(402,396)

Beneficial conversion feature on convertible notes payable	-	-	6,200	-	6,200

Net loss for the three months ended June 30, 2020	-	-	-	(27,714)	(27,714)

Balance, June 30, 2020	1,135,914	$ 1,135	$ 500,479	$ (925,524)	$ (423,910)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (58,058)	$ (64,371)

Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	2,718	4,073
Depreciation	143	143
Changes in operating assets and liabilities:
Accounts payable	20,698	12,115
Accounts payable - related party	3,000	(1,000)
Accrued interest - related parties	13,119	3,615
Accrued interest	10,030	8,711

Net Cash Used by Operating Activities	(8,350)	(36,714)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible notes payable	-	10,000
Proceeds from notes payable	-	5,000
Proceeds from notes payable - related parties	8,150	20,900
Repayment of notes payable - related parties	-	(6,000)

Net Cash Provided by Financing Activities	8,150	29,900

DECREASE IN CASH AND CASH EQUIVALENTS	(200)	(6,814)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	667	8,761

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 467	$ 1,947

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ 5,000
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 and 2020

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Bioethics, Ltd. (“the Company”) was organized under the laws of the State of Nevada on July 26, 1990.  The Company was organized to provide a vehicle for participating in potentially profitable business ventures which may become available through the personal contacts of and at the complete discretion, of the Company’s officers and directors.  The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the six months ended June 30, 2021 and 2020 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2020 audited financial statements.  The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Compensation - During the six months ended June 30, 2021 and 2020, the Company did not pay any compensation to its officers and directors.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s President $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $3,000 during each of the six months ended June 30, 2021 and 2020, which is included in the general and administrative expenses on the statements of operations.  The amount payable at December 31, 2020 was $1,500.  During the six months ended June 30, 2021, the Company paid $-0-, resulting in $4,500 payable at June 30, 2021.

On March 8, 2018 the Company entered into a promissory note with a newly-affiliated party in the amount of $43,250. The note is payable on demand and carries interest at 10% per annum.  Interest expense for the six months ended June 30, 2021 and 2020 was $4,571 and $1,725, respectively, resulting in accrued interest of $14,326 and $9,755 at June 30, 2021 and December 31, 2020, respectively.  Principal balance on the note at June 30, 2021 and December 31, 2020 was $43,250.

On December 12, 2017, the Company entered into a promissory note with its President in the amount of $107,000.  On various dates from the origin of the note through December 31, 2020, the officer advanced the Company an additional $53,270, and the Company made payments of $20,686, resulting in the total note principal balance of $139,584 at December 31, 2020.  During the six months ended June 30, 2021, the Company received an additional $8,150 and paid a total of $-0- of the principal balance resulting in the total note principal balance of $147,734 at June 30, 2021.  The cumulative note balance is uncollateralized, due on demand, and carries interest at 12% per annum.  Interest expense on the note for the six months ended June 30, 2021 and 2020 was $8,548 and $6,890, respectively, of which the Company repaid $-0- during the six months ended June 30, 2021, resulting in accrued interest totaling $19,354 and $10,806 at June 30, 2021 and December 31, 2020, respectively.

NOTE 3 - NOTES PAYABLE

On June 14, 2016, the Company issued a promissory note in the principal amount of $35,000 to an unaffiliated lender. The Note is due on demand at any time after its original maturity date of June 14, 2017, and carries an interest rate of 8% per annum.  Interest expense for the six months ended June 30, 2021 and 2020 totaled $1,388 and $1,396, respectively, resulting in accrued interest at June 30, 2021 and December 31, 2020 of $14,130 and $12,742, respectively.  Principal balance due on the note at June 30, 2021 and December 31, 2020 was $35,000.

BIOETHICS, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 and 2020

On August 15, 2018, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note was due on November 15, 2018, is currently in default, and carries an interest rate of 12% per annum.  Interest expense for the six months ended June 30, 2021 and 2020 totaled $595 and $598, respectively, resulting in accrued interest at June 30, 2021 and December 31, 2020 of $2,702 and $2,107, respectively.  Principal balance on the note at June 30, 2021 and December 31, 2020 was $10,000.

On November 15, 2018, the Company issued a promissory note in the principal amount of $20,000 to an unaffiliated lender. The Note was due on February 15, 2019, is currently in default, and carries an interest rate of 12% per annum.  Interest expense for the six months ended June 30, 2021 and 2020 totaled $1,190 and $1,197, respectively, resulting in accrued interest at June 30, 2021 and December 31, 2020 of $5,405 and $4,215, respectively.  Principal balance on the note at June 30, 2021 and December 31, 2020 was $20,000.

On December 31, 2018, the Company issued a promissory note in the principal amount of $30,000 to an unaffiliated lender. The Note was due on December 31, 2019, is currently in default, and carries an interest rate of 12% per annum.  Interest expense for the six months ended June 30, 2021 and 2020 totaled $1,785 and $1,795, respectively, resulting in accrued interest at June 30, 2021 and December 31, 2020 of $8,107 and $6,322, respectively.  Principal balance on the note at June 30, 2021 and December 31, 2020 was $30,000.

On January 23, 2019, the Company issued a promissory note in the principal amount of $50,000 to an unaffiliated lender. The Note was due on January 23, 2020, is currently in default, and carries an interest rate of 12% per annum.  Interest expense for the six months ended June 30, 2021 and 2020 totaled $2,975 and $2,992, respectively, resulting in accrued interest at June 30, 2021 and December 31, 2020 of $13,512 and $10,537, respectively.  Principal balance on the note at June 30, 2021 and December 31, 2020 was $50,000.

On May 1, 2020, the Company issued a promissory note in the principal amount of $5,000 to an unaffiliated lender. The Note was due on May 1, 2021 and is now due on demand and carries an interest rate of 12% per annum.  Interest expense for the six months ended June 30, 2021 and 2020 totaled $298 and $89, respectively, resulting in accrued interest at June 30, 2021 and December 31, 2020 of $689 and $391, respectively.  Principal balance on the note at June 30, 2021 and December 31, 2020  was $5,000.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

On December 18, 2019, the Company issued a convertible promissory note in the original principal amount of $10,000 to a lender. The Note was due on June 18, 2020, is currently in default, and carries an interest rate of 8% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $.20 per share.  The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $4,000, which was amortized over the life of the promissory note.  At June 30, 2021 and December 31, 2020, the unamortized debt discount was $-0-, and the net convertible note balance was $10,000.  The amortization of debt discount was $-0- and $3,716 during the six months ended June 30, 2021 and 2020, respectively.  Interest expense for the six months ended June 30, 2021 and 2020 totaled $595 and $598, respectively, resulting in accrued interest at June 30, 2021 and December 31, 2020 of $1,841 and $1,246, respectively. Principal balance on the note at June 30, 2021 and December 31, 2020 was $10,000.

On June 9, 2020, the Company issued a convertible promissory note in the original principal amount of $10,000 to a lender. The Note was due on June 9, 2021, is currently in default, and carries an interest rate of 10% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $.25 per share.  The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $6,200, which was amortized over the life of the promissory note. At June 30, 2021 and December 31, 2020, the unamortized debt discount was $-0- and $2,718, respectively, and the net convertible note balance was $10,000 and $7,282, respectively.  The amortization of debt discount was $2,718 and $357 during the six months ended June 30, 2021 and 2020, respectively.  Interest expense for the six months ended June 30, 2021 and 2020 totaled $608 and $46, respectively, resulting in accrued interest at June 30, 2021 and December 31, 2020 of $1,058 and $449.  Principal balance on the note at June 30, 2021 and December 31, 2020 was $10,000.

BIOETHICS, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 and 2020

On August 3, 2020, the Company issued a convertible promissory note in the original principal amount of $15,000 to a lender. The Note is due on August 3, 2021 and carries an interest rate of 8% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $7.00 per share.  The Company did not recognize a beneficial conversion feature or debt discount as the conversion price was higher than the market price at the time of issuance of the note.  Interest expense for the six months ended June 30, 2021 totaled $595, resulting in accrued interest at June 30, 2021 of $1,088. Principal balance on the note at June 30, 2021 and December 31, 2020  was $15,000.

NOTE 5 – EQUITY TRANSACTIONS

The Company is authorized to issue 250,000,000 shares of common stock.  There were no equity transactions during the six months ended June 30, 2021 or 2020, resulting in 1,135,194 shares of common stock issued and outstanding at June 30, 2021 and December 31, 2020.

Effective November 2, 2020, the Company effectuated a 1 share for 10 shares reverse stock split which reduced the issued and outstanding shares of common stock from 11,000,000 shares to 1,135,194 shares.  The accompanying financial statements have been retroactively adjusted to reflect this reverse stock split.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception totaling $1,038,402 and has no on-going operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock, or through a possible business combination.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  In addition, the COVID-19 pandemic could have an impact on our ability to obtain financing to fund the operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - LOSS PER SHARE

The computation of basic loss per share is based on the weighted average number of shares outstanding during each period.

The following data show the amounts used in computing loss per share for the six months ended:

	June 30, 2021	June 30, 2020

Net loss (numerator)	$(58,058)	$(64,371)
Weighted average shares outstanding (denominator)	1,135,194	1,135,194
Basic and fully diluted net loss per share amount	$(0.05)	$(0.06)

The following data show the amounts used in computing loss per share for the three months ended:

	June 30, 2021	June 30, 2020

Net loss (numerator)	$(29,883)	$(27,714)
Weighted average shares outstanding (denominator)	1,135,194	1,135,194
Basic and fully diluted net loss per share amount	$(0.03)	$(0.02)

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents as detailed in the following chart.  For the six months ended June 30,

BIOETHICS, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 and 2020

2021 and 2020, the inclusion of these shares on the statements of operations would have resulted in a weighted average shares fully diluted number that was anti-dilutive, and as such they are excluded.

The following data show the fully diluted shares for the six months ended June 30, 2021 and 2020:

	June 30,
	2021	2020

Basic weighted average shares outstanding	1,135,194	1,135,194
Convertible debt	11,143	11,143
Total	1,146,337	1,146,337

The following data show the fully diluted shares for the three months ended June 30, 2021 and 2020:

	June 30,
	2021	2020

Basic weighted average shares outstanding	1,135,194	1,135,194
Convertible debt	11,143	11,143
Total	1,146,337	1,146,337

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

The Report of Independent Registered Public Accounting Firm on the Company’s December 31, 2020 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At June 30, 2021, the Company had a working capital deficit of $536,871 and an accumulated deficit since inception of $1,038,402. The Company incurred net losses of $58,058 and $64,371 for the six months ended June 30, 2021 and 2020, respectively.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

On July 29, 2020, the Company entered into a non-binding Term Sheet with XCR Diagnostics, Inc. (“XCR”), subject to a number of conditions, to acquire 100% of the ownership of XCR.  On July 31, 2020, the Company filed a Form 8-K further describing the proposed transaction. The Company and XCR have not yet negotiated a definitive agreement for the proposed acquisition.

The Three and Six Months ended June 30, 2021 compared to June 30, 2020

The Company did not conduct any operations during the six-month periods ended June 30, 2021 or 2020.  At June 30, 2021, the Company had cash and total current assets in the amount of $467, compared to $667 at December 31, 2020.  At June 30, 2021, the Company had total current liabilities of $537,338, compared to $479,623 at December 31, 2020.  The Company had a working capital deficit of $536,871 at June 30, 2021 compared to $478,956 at December 31, 2020.

The Company did not generate revenues during the six-month periods ending June 30, 2021 or 2020.  The Company incurred general and administrative expenses of $18,250 during the three months ended June 30, 2021, compared to $16,743 during the three months ended June 30, 2020.  The Company incurred general and administrative expenses of $32,190 during the six months ended June 30, 2021, compared to $42,972 during the six months ended June 30, 2020.  Such expenses consist primarily of legal and accounting fees as well as taxes and annual fees required to maintain the Company’s corporate status.

The Company incurred other expenses of $11,633 during the three months ended June 30, 2021 compared to $10,971 during the three months ended June 30, 2020.  The Company incurred other expenses of $25,868 during the six months ended June 30, 2021 compared to $21,399 during the six months ended June 30, 2020.  Total other income and expenses consist of interest expense related to the notes payable due from the Company.  Increase in interest expense is due to the increase in debt issued by the Company during the three and six months ended June 30, 2021 over the same periods ended June 30, 2020.

The Company incurred a net loss of $29,883 during the three months ended June 30, 2021, compared to a net loss of $27,714 during the three months ended June 30, 2020.  The Company incurred a net loss of $58,058 during the six months ended June 30, 2021, compared to a net loss of $64,371 during the six months ended June 30, 2020.

The Company has never had substantial ongoing operations. As a result, since its inception on July 26, 1990, the Company had an accumulated deficit of $1,038,402 as of June 30, 2021.

Liquidity and Capital Resources

Net cash used by operating activities was $8,350 and $36,714 during the six months ended June 30, 2021 and 2020, respectively.

Net cash provided by investing activities was $-0- during both the six months ended June 30, 2021 and 2020.

Net cash provided by financing activities was $8,150 and $29,900 during the six months ended June 30, 2021 and 2020, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a “smaller reporting company.”

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of June 30, 2021, the end of the period covered by this report, utilizing the Committee of Sponsoring

Organizations of the Treadway Commission’s 2013 update to the Internal Control Integrated Framework.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2021 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Bioethics, Ltd.

Date: August 23, 2021	By /s/ Mark A. Scharmann
Mark A. Scharmann
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)