Form 10-K
period 2021-12-31
BIOETHICS LTD
filed 2022-04-15
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2021

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

Yes ☐.   No  ☒

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

Yes  ☒.   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒.   No  ☐

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☒ Emerging growth company ☐

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

The Company is a “shell” company and its common stock trades sporadically in the over-the-counter market and no active trading market exists. As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding shares of the registrant's common stock held by non-affiliates was $781,104, based upon a closing price of $6.00 per common share.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☐.   No  ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 14, 2022, there were 1,135,194 shares of the issuer’s common stock outstanding.

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is included on the OTC Pink Marketplace under the symbol “BOTH.”  On April 13, 2022, the published closing price was $1.00 for the Company’s common stock on the OTC Pink Marketplace.

At December 31, 2021, there were approximately 384 holders of record of the Company’s common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2021 fiscal year.

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2021 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At December 31, 2021, the Company had a working capital deficit of $585,913 and an accumulated deficit of $1,087,527.  The Company incurred net losses of $107,183 and $119,191 for its fiscal years ended December 31, 2021 and 2020, respectively.  There can be no assurance that the Company will be able to obtain the additional debt or equity capital required to continue its operations.

The Fiscal Year Ended December 31, 2021 Compared to the Fiscal Year Ended December 31, 2020

The Company did not conduct any operations during its fiscal year ended December 31, 2021 or 2020.  At December 31, 2021, the Company had cash in the amount of $734 as compared to cash at December 31, 2020 in the amount of $667.

At December 31, 2021, the Company had current liabilities of $586,647, consisting of accounts payable of $79,601, accounts payable – related party of $7,500, accrued interest payable – related parties of $45,547, accrued interest of $58,615, convertible notes payable of $35,000, notes payable of $150,000, and notes payable – related parties of $210,384.  At December 31, 2020, the Company had current liabilities of $479,623, consisting of accounts payable of $53,943, accounts payable – related party of $1,500, accrued interest payable – related parties of $20,561, accrued interest of $38,503, convertible notes payable of $32,282, notes payable of $150,000, and notes payable – related parties of $182,834.  The Company had a working capital deficit of $478,956 at December 31, 2021 as compared to a working capital deficit of $478,956 at December 31, 2020.

The Company did not generate revenues during its 2021 or 2020 fiscal years. The Company’s general and administrative expenses were $59,367 during the year ended December 31, 2021 as compared to $75,141 during the year ended December 31, 2020.

The Company incurred interest expense of $47,816 during the year ended December 31, 2021 as compared to interest expense of $44,050 during the year ended December 31, 2020.

The Company incurred a net loss of $107,183 during the year ended December 31, 2021 as compared to a net loss of $119,191 during the year ended December 31, 2020.

Net cash used by operating activities was $27,483 during the 2021 fiscal year resulting from the net loss of $107,183, which was offset by the amortization of debt discount of $2,718, depreciation in the amount of $226, a $25,658 increase in accounts payable and a $45,098 increase in accrued interest.  Net cash used by operating activities was $68,694 during the 2020 fiscal year resulting from the net loss of $119,191, which was offset by the amortization of debt discount of $7,198, depreciation in the amount of $286, a $16,160 increase in accounts payable and a $26,853 increase in accrued interest.

There were no cash flows from investing activities during the 2021 and 2020 fiscal years.

Net cash provided by financing activities was $27,550 during the 2021 fiscal year which consisted of proceeds received from the issuance of notes payable – related parties. Net cash provided by financing activities was $60,600 during the 2020 fiscal year which consisted of proceeds received from the issuance of convertible notes payable of $25,000, notes payable of $5,000, and notes payable – related parties of $36,600, and the repayment of notes payable of $6,000.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of December 31, 2021, the end of the period covered by this report, utilizing the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 update to the Internal Control Integrated Framework.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2021 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.  In making this evaluation, our management used the COSO framework (2013), an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, with the participation of our Chief Executive Officer/Chief Financial Officer concluded that as of December 31, 2021, the Company’s internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

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

Name	Age	Positions Held
Mark Scharmann	63	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Elliott N. Taylor	63	Director

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

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during 2021 and took action by unanimous written consents in lieu of meetings.  Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not have an annual stockholder meeting during the prior year.

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

The Company’s directors do not receive any compensation for serving as directors of the Company and no compensation was paid to the Company’s President during the 2021 or 2020 fiscal years.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 14, 2022, the number of shares of the Company’s common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s common stock, and by each of the Company’s officers and directors, and by all officers and directors as a group.  On such date there were 1,135,194 shares of the Company’s common stock issued and outstanding.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s President $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company recorded rent expense of $6,000 and $6,000 during the years ended December 31, 2021 and 2020, respectively, which is included in the general and administrative expenses on the statements of operations, of which $7,500 and $1,500 remains payable at December 31, 2021 and 2020, respectively.

In December 2017, the Company borrowed $107,000 from its President pursuant to an unsecured promissory note.  On various dates since then, the officer advanced the Company additional money and the company made payments on the principal amount of the note resulting in total note balances of $167,134 and $139,584 at December 31, 2021 and 2020, respectively.  The cumulative note balance is uncollateralized, due on demand, and accrues interest at 12% per annum.  Interest expense on the note for the years ended December 31, 2021 and 2020 was $18,235 and $14,802, respectively. During the year ended 2020, interest in the amount of $10,000 was paid on the note. Accrued interest on the note totaled $29,041 and $10,806 at December 31, 2021 and 2020, respectively.

On March 8, 2018 the Company entered into a promissory note with a newly affiliated party in the amount of $43,250. The note is payable on demand and carries interest at 10% per annum.  Accrued interest and interest expense as of and for the year ended December 31, 2021 was $9,755, and $3,470, respectively.  Accrued interest and interest expense as of and for the year ended December 31, 2020 was $16,506, and $6,751, respectively.

Item 14.  Principal Accounting Fees and Services

During the fiscal years ended December 31, 2021 and 2020, fees for services provided by our independent auditing firm, Pinnacle Accountancy Group of Utah (a dba of Heaton & Company, PLLC) was as follows:

	Year Ended
	December 31,
	2021	2020

Auditor Fees	$12,200	$10,600
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$12,200	$10,600

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

Bioethics, Ltd.
(Registrant)

Date: April 14, 2022	By /s/ Mark Scharmann
Mark Scharmann
President, Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2022	By /s/ Mark Scharmann
Mark Scharmann
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Company did not provide any annual report to its security holders covering the fiscal year ended December 31, 2021.

As of the date of this report, the Company has not sent a proxy statement, form of proxy or other proxy soliciting material to more than ten of its security holders with respect to any annual or other meeting of security holders during 2021 or 2020.

BIOETHICS, LTD.

FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

BIOETHICS, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bioethics, Ltd.

Ogden, UT

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bioethics, Ltd. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

April 15, 2022

BIOETHICS, LTD.
Balance Sheets

ASSETS

	December 31,	December 31,
	2021	2020

CURRENT ASSETS

Cash and cash equivalents	$ 734	$ 667

Total Current Assets	734	667

FIXED ASSETS, NET	-	226

TOTAL ASSETS	$ 734	$ 893

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$ 79,601	$ 53,943
Accounts payable - related party	7,500	1,500
Accrued interest - related parties	45,547	20,561
Accrued interest	58,615	38,503
Convertible notes payable, net of unamortized debt
discount of $-0- and $2,718, respectively	35,000	32,282
Notes payable	150,000	150,000
Notes payable - related parties	210,384	182,834

Total Current Liabilities	586,647	479,623

TOTAL LIABILITIES	586,647	479,623

STOCKHOLDERS' DEFICIT

Preferred stock, $0.01 par value; 25,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized, 1,135,194 shares issued and outstanding	1,135	1,135
Additional paid-in capital	500,479	500,479
Accumulated deficit	(1,087,527)	(980,344)

Total Stockholders' Deficit	(585,913)	(478,730)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 734	$ 893
The accompanying notes are an integral part of these audited financial statements.

BIOETHICS, LTD.
Statements of Operations

	For the Years Ended
	December 31,
	2021	2020

NET REVENUES	$ -	$ -

OPERATING EXPENSES

General and administrative	59,367	75,141

Total Operating Expenses	59,367	75,141

LOSS FROM OPERATIONS	(59,367)	(75,141)

OTHER INCOME (EXPENSES)

Interest expense	(47,816)	(44,050)

Total Other Income (Expenses)	(47,816)	(44,050)

NET LOSS BEFORE INCOME TAXES	(107,183)	(119,191)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (107,183)	$ (119,191)

BASIC AND DILUTED LOSS PER SHARE	$ (0.09)	$ (0.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,135,194	1,135,194

The accompanying notes are an integral part of these audited financial statements.

BIOETHICS, LTD.
Statements of Stockholders' Deficit
For the Years Ended December 31, 2021 and 2020

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2020	1,135,194	$ 1,135	$ 494,279	$ (861,153)	$ (365,739)

Beneficial conversion feature
on convertible notes payable	-	-	6,200	-	6,200

Net loss for the year ended
December 31, 2020	-	-	-	(119,191)	(119,191)

Balance, December 31, 2020	1,135,194	1,135	500,479	(980,344)	(478,730)

Net loss for the year ended
December 31, 2021	-	-	-	(107,183)	(107,183)

Balance, December 31, 2021	1,135,194	$ 1,135	$ 500,479	$ (1,087,527)	$ (585,913)

The accompanying notes are an integral part of these audited financial statements.

BIOETHICS, LTD.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (107,183)	$ (119,191)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of debt discount	2,718	7,198
Depreciation	226	286
Changes in operating assets and liabilities:
Accounts payable	25,658	16,160
Accounts payable - related party	6,000	-
Accrued interest - related parties	24,986	8,272
Accrued interest	20,112	18,581

Net Cash Used by Operating Activities	(27,483)	(68,694)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible notes payable	-	25,000
Proceeds from notes payable	-	5,000
Proceeds from notes payable - related parties	27,550	36,600
Repayment of notes payable - related parties	-	(6,000)

Net Cash Provided by Financing Activities	27,550	60,600

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67	(8,094)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	667	8,761

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 734	$ 667

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ 10,000
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Beneficial conversion feature on convertible note payable	$ -	$ 6,200

The accompanying notes are an integral part of these audited financial statements.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

The Company’s only fixed asset is computer equipment acquired in 2016 with a cost of $1,429 that is depreciated over a useful life of five years.  Depreciation expense was $226 and $286 during the years ended December 31, 2021 and 2020, respectively, resulting in net fixed assets of $-0- and $226 at December 31, 2021 and 2020, respectively.

NOTE 2 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.”  This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company has no tax provisions at December 31, 2021 and 2020, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2021 and 2020, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2021 and 2020.

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

BIOETHICS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2021 and 2020

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2021 and 2020:

	2021	2020
Deferred tax assets:
NOL carryover	$221,000	198,000
Extinguishment of debt with shares	28,000	28,000
Valuation allowance	(249,000)	(226,000)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. Federal income tax rate of 21% to pretax income from continuing operations for the periods ended December 31, 2021 and 2020 due to the following:

	2021	2020

Book loss (21% Federal rate)	$(23,000)	$(25,000)
Change in valuation allowance	23,000	25,000

Tax at effective rate	$-	$-

At December 31, 2021, the Company had net operating loss carryforwards of approximately $1,086,000 that may be offset against future taxable income from the year 2022 through 2041.  No tax benefit has been reported in the December 31, 2021 or 2020 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  There is no provision for state taxes, since the Company’s operations have been limited to administrative expenses and fund-raising in the state of its incorporation (Nevada) which has no income tax.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2021, 2020 and 2019.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - For the years ended December 2021 and 2020, the Company did not pay any compensation to its officers and directors.

Office Space – Beginning August 2017, the Company entered into an oral agreement to pay the Company’s President $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $6,000 and $6,000 during the years ended December 31, 2021 and 2020, respectively, which is included in the general and administrative expenses on the statements of operations.  The amount payable at December 31, 2021 and 2020 was $7,500 and $1,500, respectively.

Notes Payable – On December 12, 2017, the Company borrowed $107,000 from its President pursuant to an unsecured promissory note.  On various dates since then, the officer advanced the Company additional money, including $27,550 and $36,600 during the years ended December 31, 2021 and 2020, respectively, and the Company made payments on the principal amount of the note, including $0 and $6,000 during the years ended December 31, 2021 and 2020, respectively, resulting in total note balances of $167,134 and $139,584 at December 31, 2021 and 2020, respectively.  The cumulative note balance is uncollateralized, due on demand, and accrues interest at 12% per annum.  Interest expense on the note for the years ended December 31, 2021 and 2020 was $18,235 and $14,802, respectively. During the years ended 2021 and 2020, interest in the amount of $-0- and $10,000, respectively, was paid on the note. Accrued interest on the note totaled $29,041 and $10,806 at December 31, 2021 and 2020, respectively.

Notes Payable - On March 8, 2018 the Company entered into a promissory note with a newly affiliated party in the amount of $43,250. The note is payable on demand and carries interest at 10% per annum.  Interest expense for the years ended December 31, 2021 and 2020 was $6,751 and $3,470, respectively, resulting in accrued interest of $16,506 and $9,755 at December 31, 2021 and 2020, respectively.  Principal balance on the note at December 31, 2021 and 2020 was $43,250.

BIOETHICS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception totaling $1,087,527 as of December 31, 2021 and has no on-going operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock, or through a possible business combination.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  In addition, the COVID-19 pandemic could have an impact on our ability to obtain financing to fund the operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 - LOSS PER SHARE

The computation of basic loss per share is based on the weighted average number of shares outstanding during each year.

The following data show the amounts used in computing loss per share:

	December 31,
	2021	2020

Net loss (numerator)	$(107,183)	$(119,191)
Weighted average shares outstanding (denominator)	1,135,194	1,135,194
Basic and fully diluted net loss per share amount	$(0.09)	$(0.10)

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents as detailed in the following chart.  In 2021 and 2020, the inclusion of these shares on the statement of operations would have resulted in a weighted average shares fully diluted number that was anti-dilutive and as such they are excluded.

The following data show the fully diluted shares for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020

Basic weighted average shares outstanding	1,135,194	1,135,194
Convertible debt	12,910	11,767
Total	1,148,104	1,146,961

NOTE 6 – NOTES PAYABLE

On June 14, 2016, the Company issued a promissory note in the principal amount of $35,000 to an unaffiliated lender. The Note is due on demand at any time after its original maturity date of June 14, 2017 and carries an interest rate of 8% per annum.  Interest expense for the years ended December 31, 2021 and 2020 totaled $2,800 and $2,808, respectively, resulting in accrued interest at December 31, 2021 and 2020 of $15,542 and $12,742, respectively.    Principal balance on the note at December 31, 2021 and 2020 was $35,000.

On August 15, 2018, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note was due on November 15, 2018, is currently in default, and carries an interest rate of 12% per annum. Interest expense for the years ended December 31, 2021 and 2020 totaled $1,200 and $1,203, respectively, resulting in accrued interest at December 31, 2021 and 2020 of $3,307 and $2,107, respectively. Principal balance on the note at December 31, 2021 and 2020 was $10,000.

BIOETHICS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2021 and 2020

On November 15, 2018, the Company issued a promissory note in the principal amount of $20,000 to an unaffiliated lender. The Note was due on February 15, 2019, is currently in default, and carries an interest rate of 12% per annum.  Interest expense for the years ended December 31, 2021 and 2020 totaled $2,400 and $2,406, respectively, resulting in accrued interest at December 31, 2021 and 2020 of $6,615 and $4,215, respectively. Principal balance on the note at December 31, 2021 and 2020 was $20,000.

On December 31, 2018, the Company issued a promissory note in the principal amount of $30,000 to an unaffiliated lender. The Note was due on December 31, 2019, is currently in default, and carries an interest rate of 12% per annum.  Interest expense for the years ended December 31, 2021 and 2020 totaled $3,600 and $3,610, respectively, resulting in accrued interest at December 31, 2021 and 2020 of $9,922 and $6,322, respectively. Principal balance on the note at December 31, 2021 and 2020 was $30,000.

On January 23, 2019, the Company issued a promissory note in the principal amount of $50,000 to an unaffiliated lender. The Note was due on January 23, 2020, is currently in default, and carries an interest rate of 12% per annum.  Interest expense for the years ended December 31, 2021 and 2020 totaled $6,000 and $6,016, respectively, resulting in accrued interest at December 31, 2021 and 2020 of $16,537 and $10,537, respectively. Principal balance on the note at December 31, 2021 and 2020 was $50,000.

On May 1, 2020, the Company issued a promissory note in the principal amount of $5,000 to an unaffiliated lender. The Note was due on May 1, 2021, is now due on demand, and carries an interest rate of 12% per annum.  Interest expense for the years ended December 31, 2021 and 2020 totaled $600 and $391, respectively, resulting in accrued interest at December 31, 2021 and 2020 of $991 and $391.  Principal balance on the note at December 31, 2021 and 2020 was $5,000.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On December 18, 2019, the Company issued a convertible promissory note in the original principal amount of $10,000 to a lender. The Note was due on June 18, 2020, is currently in default, and carries an interest rate of 8% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $2.00 per share.  The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $4,000, which was amortized over the life of the promissory note.  At December 31, 2021 and 2020, the unamortized debt discount was $-0- and the net convertible note balance was $10,000.  The amortization of debt discount was $3,716 during the year ended December 31, 2020.  Interest expense for the years ended December 31, 2021 and 2020 was $1,201 and $1,203, resulting in accrued interest at December 31, 2021 and 2020 of $2,447 and $1,246, respectively.  Principal balance on the note at December 31, 2021 and 2020 was $10,000.

On June 9, 2020, the Company issued a convertible promissory note in the original principal amount of $10,000 to a lender. The Note was due on June 9, 2021, is currently in default, and carries an interest rate of 10% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $2.50 per share.  The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $6,200, which was amortized over the life of the promissory note.  At December 31, 2021 and 2020, the unamortized debt discount was $-0- and $2,718, respectively, and the net convertible note balance was $10,000 and $7,282, respectively.  The amortization of debt discount was $2,718 and $3,482 during the years ended December 31, 2021 and 2020, respectively.  Interest expense for the years ended December 31, 2021 and 2020 totaled $1,112 and $449, resulting in accrued interest at December 31, 2021 and 2020 of $1,561 and $449. Principal balance on the note at December 31, 2021 and 2020 was $10,000.

On August 3, 2020, the Company issued a convertible promissory note in the original principal amount of $15,000 to a lender. The Note was due on August 3, 2021, is currently in default, and carries an interest rate of 8% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $7.00 per share.  The Company did not recognize a beneficial conversion feature or debt discount as the conversion price was higher than the market price at the time of issuance of the note.  Interest expense for the years ended December 31, 2021 and 2020 totaled $1,200 and $493, respectively, resulting in accrued interest at December 31, 2021 and 2020 of $1,693 and $493. Principal balance on the note at December 31, 2021 and 2020 was $15,000.

BIOETHICS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 8 – EQUITY TRANSACTIONS

The Company is authorized to issue 250,000,000 shares of common stock There were no equity transactions during the years ended December 31, 2021 or 2020, resulting in 1,135,194 shares of common stock issued and outstanding at December 31, 2021 and 2020.

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