Form 10-Q
period 2022-09-30
BIOETHICS LTD
filed 2022-11-21
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2022

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

As of November 17, 2022, the issuer had outstanding 1,135,194 shares of common stock, par value $0.001.

BIOETHICS, LTD.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION

Item 1.Condensed Financial Statements (Unaudited)

BIOETHICS, LTD.

CONTENTS

PAGE

Condensed Unaudited Balance Sheets,

As of September 30, 2022 and December 31, 20215

Condensed Unaudited Statements of Operations,

For the three and nine months ended September 30, 2022 and 20216

Condensed Unaudited Statements of Stockholders’ Deficit,

For the three and nine months ended September 30, 2022 and 2021                         7

Condensed Unaudited Statements of Cash Flows,

For the nine months ended September 30, 2022 and 2021                         8

Notes to Condensed Unaudited Financial Statements for the nine months ended September 30, 2022 and 20219

BIOETHICS, LTD.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2022	2021

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$ 559	$ 734

Total Current Assets	559	734

TOTAL ASSETS	$ 559	$ 734

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$ 96,183	$ 79,601
Accounts payable - related party	7,000	7,500
Accrued interest - related parties	64,322	45,547
Accrued interest	73,936	58,615
Convertible notes payable	35,000	35,000
Notes payable	160,000	150,000
Notes payable - related parties	222,534	210,384

Total Current Liabilities	658,975	586,647

TOTAL LIABILITIES	658,975	586,647

STOCKHOLDERS' DEFICIT

Preferred stock, $0.01 par value; 25,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized, 1,135,194 shares issued and outstanding	1,135	1,135
Additional paid-in capital	500,479	500,479
Accumulated deficit	(1,160,030)	(1,087,527)

Total Stockholders' Deficit	(658,416)	(585,913)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 559	$ 734

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

NET REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative	10,498	14,873	38,407	47,063

Total Operating Expenses	10,498	14,873	38,407	47,063

LOSS FROM OPERATIONS	(10,498)	(14,873)	(38,407)	(47,063)

OTHER INCOME (EXPENSES)

Interest expense	(11,706)	(10,833)	(34,096)	(36,701)

Total Other Income (Expenses)	(11,706)	(10,833)	(34,096)	(36,701)

NET LOSS BEFORE INCOME TAXES	(22,204)	(25,706)	(72,503)	(83,764)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (22,204)	$ (25,706)	$ (72,503)	$ (83,764)

BASIC AND DILUTED LOSS PER SHARE	$ (0.02)	$ (0.02)	$ (0.06)	$ (0.07)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	1,135,194	1,135,194	1,135,194	1,135,194

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.
Condensed Statements of Stockholders' Deficit
(Unaudited)

	Nine Months Ended September 30, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	1,135,914	$ 1,135	$ 500,479	$ (1,087,527)	$ (585,913)

Net loss for the three months ended
March 31, 2022	-	-	-	(21,679)	(21,679)

Balance, March 31, 2022	1,135,914	1,135	500,479	(1,109,206)	(607,592)

Net loss for the three months ended
June 30, 2022	-	-	-	(28,620)	(28,620)

Balance, June 30, 2022	1,135,914	$ 1,135	$ 500,479	$ (1,137,826)	$ (636,212)

Net loss for the three months ended
September 30, 2022	-	-	-	(22,204)	(22,204)

Balance, September 30, 2022	1,135,914	$ 1,135	$ 500,479	$ (1,160,030)	$ (658,416)

	Nine Months Ended September 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2020	1,135,914	$ 1,135	$ 500,479	$ (980,344)	$ (478,730)

Net loss for the three months ended
March 31, 2021	-	-	-	(28,175)	(28,175)

Balance, March 31, 2021	1,135,914	1,135	500,479	(1,008,519)	(506,905)

Net loss for the three months ended
June 30, 2021	-	-	-	(29,883)	(29,883)

Balance, June 30, 2021	1,135,914	$ 1,135	$ 500,479	$ (1,038,402)	$ (536,788)

Net loss for the three months ended
September 30, 2021	-	-	-	(25,706)	(25,706)

Balance, September 30, 2021	1,135,914	$ 1,135	$ 500,479	$ (1,064,108)	$ (562,494)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (72,503)	$ (83,764)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of debt discount	-	2,718
Depreciation	-	214
Changes in operating assets and liabilities:
Accounts payable	16,582	21,986
Accounts payable - related party	(500)	4,500
Accrued interest - related parties	18,775	18,912
Accrued interest	15,321	15,071

Net Cash Used by Operating Activities	(22,325)	(20,363)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	10,000	-
Proceeds from notes payable - related parties	12,150	20,250

Net Cash Provided by Financing Activities	22,150	20,250

DECREASE IN CASH AND CASH EQUIVALENTS	(175)	(113)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	734	667

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$ 559	$ 554

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2022 and 2021

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the nine months ended September 30, 2022 and 2021 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2021 audited financial statements.  The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Compensation - During the nine months ended September 30, 2022 and 2021, the Company did not pay any compensation to its officers and directors.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s President $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $4,500 during each of the nine months ended September 30, 2022 and 2021, which is included in the general and administrative expenses on the statements of operations, of which $7,000 and $7,500 remains payable at September 30, 2022 and December 31, 2021, respectively.

On March 8, 2018, the Company entered into a promissory note with a newly-affiliated party in the amount of $43,250. The note is payable on demand and carries interest at 10% per annum. Interest expense for the nine months ended September 30, 2022 and 2021 was $3,223 and $5,662, respectively, resulting in accrued interest of $19,741 and $16,506 at September 30, 2022 and December 31, 2021, respectively. Principal balance on the note at September 30, 2022 and December 31, 2021 was $43,250.

On December 12, 2017, the Company entered into a promissory note with its President in the amount of $107,000.  On various dates from the origin of the note through December 31, 2021, the officer advanced the Company an additional $80,820, and the Company made payments of $20,686, resulting in the total note principal balance of $167,134 at December 31, 2021.  During the nine months ended September 30, 2022 and 2021, the Company received an additional $12,150 and $20,250, respectively, and did not make any repayments of the principal balance resulting in the total note principal balance of $179,284 at September 30, 2022.  The cumulative note balance is uncollateralized, due on demand, and carries interest at 12% per annum. Interest expense on the note for the nine months ended September 30, 2022 and 2021 was $15,367 and $13,251, respectively, of which the Company repaid $—0- during the nine months ended September 30, 2022, resulting in accrued interest totaling $44,581 and $29,041 at September 30, 2022 and December 31, 2021, respectively.

NOTE 3 - NOTES PAYABLE

On June 14, 2016, the Company issued a promissory note in the principal amount of $35,000 to an unaffiliated lender. The Note is due on demand at any time after its original maturity date of June 14, 2017, and carries an interest rate of 8% per annum. Interest expense for the nine months ended September 30, 2022 and 2021 totaled $2,087 and $2,094, respectively, resulting in accrued interest at September 30, 2022 and December 31, 2021 of $17,636 and $15,542, respectively. Principal balance due on the note at September 30, 2022 and December 31, 2021 was $35,000.

BIOETHICS, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2022 and 2021

On August 15, 2018, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note was due on November 15, 2018, is currently in default, and carries an interest rate of 12% per annum. Interest expense for the nine months ended September 30, 2022 and 2021 totaled $898 and $898, respectively, resulting in accrued interest at September 30, 2022 and December 31, 2021 of $4,205 and $3,307, respectively. Principal balance on the note at September 30, 2022 and December 31, 2021 was $10,000.

On November 15, 2018, the Company issued a promissory note in the principal amount of $20,000 to an unaffiliated lender. The Note was due on February 15, 2019, is currently in default, and carries an interest rate of 12% per annum. Interest expense for the nine months ended September 30, 2022 and 2021 totaled $1,795 and $1,795, respectively, resulting in accrued interest at September 30, 2022 and December 31, 2021 of $8,410 and $6,615, respectively. Principal balance on the note at September 30, 2022 and December 31, 2021 was $20,000.

On December 31, 2018, the Company issued a promissory note in the principal amount of $30,000 to an unaffiliated lender. The Note was due on December 31, 2019, is currently in default, and carries an interest rate of 12% per annum. Interest expense for the nine months ended September 30, 2022 and 2021 totaled $2,693 and $2,693, respectively, resulting in accrued interest at September 30, 2022 and December 31, 2021 of $12,615 and $9,922, respectively. Principal balance on the note at September 30, 2022 and December 31, 2021 was $30,000.

On January 23, 2019, the Company issued a promissory note in the principal amount of $50,000 to an unaffiliated lender. The Note was due on January 23, 2021, is currently in default, and carries an interest rate of 12% per annum. Interest expense for the nine months ended September 30, 2022 and 2021 totaled $4,488 and $4,488, respectively, resulting in accrued interest at September 30, 2022 and December 31, 2021 of $21,025 and $16,537, respectively. Principal balance on the note at September 30, 2022 and December 31, 2021 was $50,000.

On May 1, 2020, the Company issued a promissory note in the principal amount of $5,000 to an unaffiliated lender. The Note was due on May 1, 2021 and is now due on demand and carries an interest rate of 12% per annum. Interest expense for the nine months ended September 30, 2022 and 2021 totaled $449 and $449, respectively, resulting in accrued interest at September 30, 2022 and December 31, 2021 of $1,440 and $991, respectively. Principal balance on the note at September 30, 2022 and December 31, 2021 was $5,000.

On April 18, 2022, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note is due on April 18, 2023 and carries an interest rate of 8% per annum. Interest expense for the nine months ended September 30, 2022 and 2021 totaled $362 and $-0-, respectively, resulting in accrued interest at September 30, 2022 and December 31, 2021 of $362 and $-0-, respectively. Principal balance on the note at September 30, 2022 and December 31, 2021 was $10,000 and $-0-, respectively.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On December 18, 2019, the Company issued a convertible promissory note in the original principal amount of $10,000 to a lender. The Note was due on June 18, 2020, is currently in default, and carries an interest rate of 8% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $2.00 per share.  The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $4,000, which was amortized over the life of the promissory note.  At September 30, 2022 and December 31, 2021, the unamortized debt discount was $-0-, and the net convertible note balance was $10,000.  The amortization of debt discount was $-0- during the nine months ended September 30, 2022 and September 30, 2021. Interest expense for the nine months ended September 30, 2022 and 2021 totaled $898 and $898, respectively, resulting in accrued interest at September 30, 2022 and December 31, 2021 of $3,344 and $2,446, respectively. Principal balance on the note at September 30, 2022 and December 31, 2021 was $10,000.

On June 9, 2020, the Company issued a convertible promissory note in the original principal amount of $10,000 to a lender. The Note was due on June 9, 2021, is currently in default, and carries an interest rate of 10% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $2.50 per share.  The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $6,200, which was amortized over the life of the promissory note.  At September 30, 2022 and December 31, 2021, the

BIOETHICS, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2022 and 2021

unamortized debt discount was $-0, and the net convertible note balance was $10,000.  The amortization of debt discount was $-0- and $2,718 during the nine months ended September 30, 2022 and 2021, respectively. Interest expense for the nine months ended September 30, 2022 and 2021 totaled $748 and $748, respectively, resulting in accrued interest at September 30, 2022 and December 31, 2021 of $2,310 and $1,562. Principal balance on the note at September 30, 2022 and December 31, 2021 was $10,000.

On August 3, 2020, the Company issued a convertible promissory note in the original principal amount of $15,000 to a lender. The Note was due on August 3, 2021, is currently in default, and carries an interest rate of 8% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $7.00 per share.  The Company did not recognize a beneficial conversion feature or debt discount as the conversion price was higher than the market price at the time of issuance of the note. Interest expense for the nine months ended September 30, 2022 and 2021 totaled $898 and $898, respectively, resulting in accrued interest at September 30, 2022 and December 31, 2021 of $2,591 and $1,693. Principal balance on the note at September 30, 2022 and December 31, 2021 was $15,000.

NOTE 5 – EQUITY TRANSACTIONS

The Company is authorized to issue 250,000,000 shares of common stock.  There were no equity transactions during the nine months ended September 30, 2022 or 2021, resulting in 1,135,194 shares of common stock issued and outstanding at September 30, 2022 and December 31, 2021.

NOTE 6 - GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception totaling $1,160,030 and has no on-going operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock, or through a possible business combination.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. In addition, the COVID-19 pandemic could have an impact on our ability to obtain financing to fund the operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - LOSS PER SHARE

The computation of basic loss per share is based on the weighted average number of shares outstanding during each period.

The following data show the amounts used in computing loss per share for the nine months ended:

	September 30, 2022	September 30, 2021

Net loss (numerator)	$(72,503)	$(83,764)
Weighted average shares outstanding (denominator)	1,135,194	1,135,194
Basic and fully diluted net loss per share amount	$(0.06)	$(0.07)

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents as detailed in the following chart.  For the nine months ended September 30, 2022 and 2021, the inclusion of these shares on the statements of operations would have resulted in a weighted average shares fully diluted number that was anti-dilutive, and as such they are excluded.

BIOETHICS, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2022 and 2021

The following data show the fully diluted shares for the nine months ended September 30, 2022 and 2021:

	September 30,
	2022	2021

Basic weighted average shares outstanding	1,135,194	1,135,194
Convertible debt	14,109	12,938
Total	1,149,303	1,148,132

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

The Report of Independent Registered Public Accounting Firm on the Company’s December 31, 2021 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At September 30, 2022, the Company had a working capital deficit of $658,416 and an accumulated deficit since inception of $1,160,030. The Company incurred net losses of $72,503 and $83,764 for the nine months ended September 30, 2022 and 2021, respectively.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The Three and Nine months ended September 30, 2022 compared to September 30, 2021

The Company did not conduct any operations during the nine-month periods ended September 30, 2022 or 2021.  At September 30, 2022, the Company had cash and total current assets in the amount of $559, compared to $734 at December 31, 2021.  At September 30, 2022, the Company had total current liabilities of $658,975, compared to $586,647 at December 31, 2021.  The Company had a working capital deficit of $658,416 at September 30, 2022 compared to $585,913 at December 31, 2021.

The Company did not generate revenues during the nine-month periods ending September 30, 2022 or 2021.  The Company incurred general and administrative expenses of $10,498 during the three months ended September 30, 2022, compared to $14,873 during the three months ended September 30, 2021.  The Company incurred general and administrative expenses of $38,407 during the nine months ended September 30, 2022, compared to $47,063 during the nine months ended September 30, 2021.  Such expenses consist primarily of legal and accounting fees as well as taxes and annual fees required to maintain the Company’s corporate status.

The Company incurred other expenses of $11,706 during the three months ended September 30, 2022 compared to $10,833 during the three months ended September 30, 2021.  The Company incurred other expenses of $34,096 during the nine months ended September 30, 2022 compared to $36,701 during the nine months ended September 30, 2021.  Total other income and expenses consist of interest expense related to the notes payable due from the Company.

The Company incurred a net loss of $22,204 during the three months ended September 30, 2022, compared to a net loss of $25,706 during the three months ended September 30, 2021.  The Company incurred a net loss of $72,503 during the nine months ended September 30, 2022, compared to a net loss of $83,764 during the nine months ended September 30, 2021.

The Company has never had substantial ongoing operations. As a result, since its inception on July 26, 1990, the Company had an accumulated deficit of $1,160,030 as of September 30, 2022.

Liquidity and Capital Resources

Net cash used by operating activities was $22,325 and $20,363 during the nine months ended September 30, 2022 and 2021, respectively.

Net cash provided by investing activities was $-0- during both the nine months ended September 30, 2022 and 2021.

Net cash provided by financing activities was $22,150 and $20,250 during the nine months ended September 30, 2022 and 2021, respectively, and consisted of loans received from related and unrelated parties.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a “smaller reporting company.”

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of September 30, 2022, the end of the period covered by this report, utilizing the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 update to the Internal Control Integrated Framework.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2022 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Bioethics, Ltd.

Date: November 17, 2022	By /s/ Mark A. Scharmann
Mark A. Scharmann
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)