Form 10-K
period 2022-12-31
BIOETHICS LTD
filed 2023-04-17
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2022

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

Yes ☒.   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form  10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The Company is a “shell” company and its common stock trades sporadically in the over-the-counter market and no active trading market exists. As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding shares of the registrant's common stock held by non-affiliates was $28,640, based upon a closing price of $0.22 per common share.

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

As of April 17, 2023, there were 1,135,194 shares of the issuer’s common stock outstanding.

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is included on the OTC Pink Marketplace under the symbol “BOTH.”  On April 14, 2023, the published closing price was $0.21 for the Company’s common stock on the OTC Pink Marketplace.

At December 31, 2022, there were approximately 384 holders of record of the Company’s common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2022 fiscal year.

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2022 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At December 31, 2022, the Company had a working capital deficit of $679,116 and an accumulated deficit of $1,180,730.  The Company incurred net losses of $93,203 and $107,183 for its fiscal years ended December 31, 2022 and 2021, respectively.  There can be no assurance that the Company will be able to obtain the additional debt or equity capital required to continue its operations.

The Fiscal Year Ended December 31, 2022 Compared to the Fiscal Year Ended December 31, 2021

The Company did not conduct any operations during its fiscal year ended December 31, 2022 or 2021.  At December 31, 2022, the Company had cash in the amount of $295 as compared to cash at December 31, 2021 in the amount of $734.

At December 31, 2022, the Company had current liabilities of $679,411, consisting of accounts payable of $100,265, accounts payable – related party of $8,500, accrued interest payable – related parties of $70,883, accrued interest of $79,179, convertible notes payable of $35,000, notes payable of $160,000, and notes payable – related parties of $225,584. At December 31, 2021, the Company had current liabilities of $586,647, consisting of accounts payable of $79,601, accounts payable – related party of $7,500, accrued interest payable – related parties of $45,547, accrued interest of $58,615, convertible notes payable of $35,000, notes payable of $150,000, and notes payable – related parties of $210,384.  The Company had a working capital deficit of $679,116 at December 31, 2022 as compared to a working capital deficit of $585,913 at December 31, 2021.

The Company did not generate revenues during its 2022 or 2021 fiscal years. The Company’s general and administrative expenses were $47,303 during the year ended December 31, 2022 as compared to $59,367 during the year ended December 31, 2021.

The Company incurred interest expense of $45,900 during the year ended December 31, 2022 as compared to interest expense of $47,816 during the year ended December 31, 2021.

The Company incurred a net loss of $93,203 during the year ended December 31, 2022 as compared to a net loss of $107,183 during the year ended December 31, 2021.

Net cash used by operating activities was $25,639 during the 2022 fiscal year resulting from the net loss of $93,203, which was offset by increases of $21,664 in accounts payable and accounts payable – related party, and $45,900 in accrued interest and accrued interest- related parties.  Net cash used by operating activities was $27,483 during the 2021 fiscal year resulting from the net loss of $107,183, which was offset by the amortization of debt discount of $2,718, depreciation in the amount of $226, a $25,658 increase in accounts payable and accounts payable – related party,  and a $45,098 increase in accrued interest and accrued interest – related parties.

There were no cash flows from investing activities during the 2022 and 2021 fiscal years.

Net cash provided by financing activities was $25,200 during the 2022 fiscal year which consisted of proceeds received from the issuance of notes payable of $10,000, and notes payable – related parties of $15,200. Net cash provided by financing activities was $27,550 during the 2021 fiscal year which consisted of proceeds received from the issuance of notes payable – related parties.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Not Applicable.  The Company is a “smaller reporting company.”

Item 8.  Financial Statements

Our financial statements appear beginning on page F-1, following the signature page.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of December 31, 2022, the end of the period covered by this report, utilizing the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 update to the Internal Control Integrated Framework.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2022 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.  In making this evaluation, our management used the COSO framework (2013), an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, with the participation of our Chief Executive Officer/Chief Financial Officer concluded that as of December 31, 2022, the Company’s internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions Held
Mark Scharmann	64	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Elliott N. Taylor	64	Director

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

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during 2022 and took action by unanimous written consents in lieu of meetings.  Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not have an annual stockholder meeting during the prior year.

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

The Company’s directors do not receive any compensation for serving as directors of the Company and no compensation was paid to the Company’s President during the 2022 or 2021 fiscal years.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 17, 2023, the number of shares of the Company’s common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s common stock, and by each of the Company’s officers and directors, and by all officers and directors as a group.  On such date there were 1,135,194 shares of the Company’s common stock issued and outstanding.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s President $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company recorded rent expense of $6,000 and $6,000 during the years ended December 31, 2022 and 2021, respectively, which is included in the general and administrative expenses on the statements of operations, of which $8,500 and $7,500 remains payable at December 31, 2022 and 2021, respectively.

In December 2017, the Company borrowed $107,000 from its President pursuant to an unsecured promissory note.  On various dates since then, the officer advanced the Company additional money and the company made payments on the principal amount of the note resulting in total note balances of $182,334 and $167,134 at December 31, 2022 and 2021, respectively.  The cumulative note balance is uncollateralized, due on demand, and accrues interest at 12% per annum.  Interest expense on the note for the years ended December 31, 2022 and 2021 was $21,011 and $18,235, respectively. Accrued interest on the note totaled $50,052 and $29,041 at December 31, 2022 and 2021, respectively.

On March 8, 2018 the Company entered into a promissory note with a newly affiliated party in the amount of $43,250. The note is payable on demand and carries interest at 10% per annum.  Accrued interest and interest expense as of and for the year ended December 31, 2022 was $20,831, and $4,325, respectively.  Accrued interest and interest expense as of and for the year ended December 31, 2021 was $16,506, and $6,751, respectively.

Item 14.  Principal Accounting Fees and Services

During the fiscal years ended December 31, 2022 and 2021, fees for services provided by our independent auditing firm, Pinnacle Accountancy Group of Utah (a dba of Heaton & Company, PLLC) was as follows:

	Year Ended
	December 31,
	2022	2021

Auditor Fees	$10,969	$10,900
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$10,969	$10,900

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

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report.

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

Bioethics, Ltd.

(Registrant)

Date:  April 17, 2023By /s/ Mark Scharmann

Mark Scharmann

President, Chief Executive Officer and

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 17, 2023By /s/ Mark Scharmann

 Mark Scharmann

President, Chief Executive Officer, Chief Financial Officer and Director

   (Principal Executive and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Company did not provide any annual report to its security holders covering the fiscal year ended December 31, 2022.

As of the date of this report, the Company has not sent a proxy statement, form of proxy or other proxy soliciting material to more than ten of its security holders with respect to any annual or other meeting of security holders during 2022 or 2021.

BIOETHICS, LTD.

FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

BIOETHICS, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bioethics, Ltd.

Ogden, UT

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bioethics, Ltd. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern – Disclosure

The financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. As noted in “Going Concern Consideration” above, the Company has a history of recurring net losses, a significant accumulated deficit and currently has net working capital deficit. The Company has contractual obligations such as commitments for repayments of accounts and notes payable and accrued interest (collectively “obligations”). Currently management’s forecasts and related assumptions illustrate their intent to meet the obligations through management of expenditures, a potential business combination, and if necessary, obtaining additional debt financing, loans from related and unrelated parties, and private placements of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to access financing through stock issuances or a merger is not consummated, the Company will continue to manage cash outflows and meet the obligations through related and unrelated party loans.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments surrounding the Company’s intent to effectively implement its plans and provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining the Company’s ability and intent to effectively implement its plans include its ability and intent to manage expenditures, access funding from the capital market, and obtain loans from related and unrelated parties, and the potential for a business combination. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following, among others, evaluating the Company’s ability and intent to: (i) access funding from the capital market; (ii) manage expenditures (iii) obtain loans from related and unrelated parties, and (iv) successfully effect a business combination.

/s/ Pinnacle Accountancy Group of Utah

Pinnacle Accountancy Group of Utah a dba of Heaton & Company, PLLC

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

April 17, 2023

BIOETHICS, LTD.
Balance Sheets

ASSETS

	December 31,	December 31,
	2022	2021

CURRENT ASSETS

Cash and cash equivalents	$ 295	$ 734

Total Current Assets	295	734

TOTAL ASSETS	$ 295	$ 734

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$ 100,265	$ 79,601
Accounts payable - related party	8,500	7,500
Accrued interest - related parties	70,883	45,547
Accrued interest	79,179	58,615
Convertible notes payable	35,000	35,000
Notes payable	160,000	150,000
Notes payable - related parties	225,584	210,384

Total Current Liabilities	679,411	586,647

TOTAL LIABILITIES	679,411	586,647

STOCKHOLDERS' DEFICIT
Preferred stock, $0.01 par value; 25,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized, 1,135,194 shares issued and outstanding	1,135	1,135
Additional paid-in capital	500,479	500,479
Accumulated deficit	(1,180,730)	(1,087,527)

Total Stockholders' Deficit	(679,116)	(585,913)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 295	$ 734

The accompanying notes are an integral part of these audited financial statements.

BIOETHICS, LTD.
Statements of Operations

	For the Years Ended
	December 31,
	2022	2021

NET REVENUES	$ -	$ -

OPERATING EXPENSES

General and administrative	47,303	59,367

Total Operating Expenses	47,303	59,367

LOSS FROM OPERATIONS	(47,303)	(59,367)

OTHER INCOME (EXPENSES)

Interest expense	(45,900)	(47,816)

Total Other Income (Expenses)	(45,900)	(47,816)

NET LOSS BEFORE INCOME TAXES	(93,203)	(107,183)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (93,203)	$ (107,183)

BASIC AND DILUTED LOSS PER SHARE	$ (0.08)	$ (0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,135,194	1,135,194

The accompanying notes are an integral part of these audited financial statements.

BIOETHICS, LTD.
Statements of Stockholders' Deficit
For the Years Ended December 31, 2022 and 2021

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2020	1,135,194	$ 1,135	$ 500,479	$ (980,344)	$ (478,730)

Net loss for the year ended
December 31, 2021	-	-	-	(107,183)	(107,183)

Balance, December 31, 2021	1,135,194	1,135	500,479	(1,087,527)	(585,913)

Net loss for the year ended
December 31, 2022	-	-	-	(93,203)	(93,203)

Balance, December 31, 2022	1,135,194	$ 1,135	$ 500,479	$ (1,180,730)	$ (679,116)

The accompanying notes are an integral part of these audited financial statements.

BIOETHICS, LTD.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (93,203)	$ (107,183)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	-	2,718
Depreciation	-	226
Changes in operating assets and liabilities:
Accounts payable	20,664	25,658
Accounts payable - related party	1,000	6,000
Accrued interest - related parties	25,336	24,986
Accrued interest	20,564	20,112

Net Cash Used by Operating Activities	(25,639)	(27,483)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	10,000	-
Proceeds from notes payable - related parties	15,200	27,550

Net Cash Provided by Financing Activities	25,200	27,550

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(439)	67

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	734	667

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 295	$ 734

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these audited financial statements.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with an original maturity of three months or less to be cash equivalents.

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

The Company has no tax provisions at December 31, 2022 and 2021, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2022 and 2021, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2022 and 2021.

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

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2022 and 2021:

	2022	2021
Deferred tax assets:
NOL carryover	$241,000	221,000
Extinguishment of debt with shares	28,000	28,000
Valuation allowance	(269,000)	(249,000)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. Federal income tax rate of 21% to pretax income from continuing operations for the periods ended December 31, 2022 and 2021 due to the following:

	2022	2021

Current Federal Tax (21%)	$20,000	$23,000
Change in valuation allowance	(20,000)	(23,000)

Tax at effective rate	$-	$-

At December 31, 2022, the Company had net operating loss carryforwards of approximately $1,180,000 that may be offset against future taxable income from the year 2023 through 2042.  No tax benefit has been reported in the December 31, 2022 or 2021 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  There is no provision for state taxes, since the Company’s operations have been limited to administrative expenses and fund-raising in the state of its incorporation (Nevada) which has no income tax.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2022, 2021 and 2020.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - For the years ended December 2022 and 2021, the Company did not pay any compensation to its officers and directors.

Office Space – Beginning August 2017, the Company entered into an oral agreement to pay the Company’s President $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $6,000 and $6,000 during the years ended December 31, 2022 and 2021, respectively, which is included in the general and administrative expenses on the statements of operations.  The amount payable at December 31, 2022 and 2021 was $8,500 and $7,500, respectively.

Notes Payable – On December 12, 2017, the Company borrowed $107,000 from its President pursuant to an unsecured promissory note.  On various dates since then, the officer advanced the Company additional money, including $15,200 and $27,550 during the years ended December 31, 2022 and 2021, respectively, resulting in total note balances of $182,334 and $167,134 at December 31, 2022 and 2021, respectively.  The cumulative note balance is uncollateralized, due on demand, and accrues interest at 12% per annum.  Interest expense on the note for the years ended December 31, 2022 and 2021 was $21,011 and $18,235, respectively. Accrued interest on the note totaled $50,052 and $29,041 at December 31, 2022 and 2021, respectively.

Notes Payable - On March 8, 2018 the Company entered into a promissory note with a newly affiliated party in the amount of $43,250. The note is payable on demand and carries interest at 10% per annum.  Interest expense for the years ended December 31, 2022 and 2021 was $4,325 and $6,751, respectively, resulting in accrued interest of $20,831 and $16,506 at December 31, 2022 and 2021, respectively.  Principal balance on the note at December 31, 2022 and 2021 was $43,250.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception totaling $1,180,730 as of December 31, 2022 and has no on-going operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock, or through a possible business combination.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 - LOSS PER SHARE

The computation of basic loss per share is based on the weighted average number of shares outstanding during each year.

The following data show the amounts used in computing loss per share:

	December 31,
	2022	2021

Net loss (numerator)	$(93,203)	$(107,183)
Weighted average shares outstanding (denominator)	1,135,194	1,135,194
Basic and fully diluted net loss per share amount	$(0.08)	$(0.09)

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents as detailed in the following chart.  In 2022 and 2021, the inclusion of these shares on the statement of operations would have resulted in a weighted average shares fully diluted number that was anti-dilutive and as such they are excluded.

The following data show the fully diluted shares for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021

Basic weighted average shares outstanding	1,135,194	1,135,194
Convertible debt	14,406	13,234
Total	1,149,600	1,148,428

NOTE 6 – NOTES PAYABLE

On June 14, 2016, the Company issued a promissory note in the principal amount of $35,000 to an unaffiliated lender. The Note is due on demand at any time after its original maturity date of June 14, 2017 and carries an interest rate of 8% per annum.  Interest expense for the years ended December 31, 2022 and 2021 totaled $2,800 and $2,800, respectively, resulting in accrued interest at December 31, 2022 and 2021 of $18,342 and $15,542, respectively.    Principal balance on the note at December 31, 2022 and 2021 was $35,000.

On August 15, 2018, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note was due on November 15, 2018, is currently in default, and carries an interest rate of 12% per annum. Interest expense for the years ended December 31, 2022 and 2021 totaled $1,200 and $1,200, respectively, resulting in accrued interest at December 31, 2022 and 2021 of $4,507 and $3,307, respectively. Principal balance on the note at December 31, 2022 and 2021 was $10,000.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

On November 15, 2018, the Company issued a promissory note in the principal amount of $20,000 to an unaffiliated lender. The Note was due on February 15, 2019, is currently in default, and carries an interest rate of 12% per annum.  Interest expense for the years ended December 31, 2022 and 2021 totaled $2,400 and $2,400, respectively, resulting in accrued interest at December 31, 2022 and 2021 of $9,015 and $6,615, respectively. Principal balance on the note at December 31, 2022 and 2021 was $20,000.

On December 31, 2018, the Company issued a promissory note in the principal amount of $30,000 to an unaffiliated lender. The Note was due on December 31, 2019, is currently in default, and carries an interest rate of 12% per annum.  Interest expense for the years ended December 31, 2022 and 2021 totaled $3,600 and $3,600, respectively, resulting in accrued interest at December 31, 2022 and 2021 of $13,522 and $9,922, respectively. Principal balance on the note at December 31, 2022 and 2021 was $30,000.

On January 23, 2019, the Company issued a promissory note in the principal amount of $50,000 to an unaffiliated lender. The Note was due on January 23, 2020, is currently in default, and carries an interest rate of 12% per annum.  Interest expense for the years ended December 31, 2022 and 2021 totaled $6,000 and $6,000, respectively, resulting in accrued interest at December 31, 2022 and 2021 of $22,537 and $16,537, respectively. Principal balance on the note at December 31, 2022 and 2021 was $50,000.

On May 1, 2020, the Company issued a promissory note in the principal amount of $5,000 to an unaffiliated lender. The Note was due on May 1, 2021, is currently in default, and carries an interest rate of 12% per annum.  Interest expense for the years ended December 31, 2022 and 2021 totaled $600 and $600, respectively, resulting in accrued interest at December 31, 2022 and 2021 of $1,591 and $991.  Principal balance on the note at December 31, 2022 and 2021 was $5,000.

On April 18, 2022, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note is due on April 18, 2023 and carries an interest rate of 8% per annum. Interest expense for the years ended December 31, 2022 and 2021 totaled 565 and $-0-, respectively, resulting in accrued interest at December 31, 2022 and 2021 of 565 and $-0-, respectively. Principal balance on the note at December 31, 2022 and 2021 was $10,000 and $-0-, respectively.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On December 18, 2019, the Company issued a convertible promissory note in the original principal amount of $10,000 to a lender. The Note was due on June 18, 2020, is currently in default, and carries an interest rate of 8% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $2.00 per share.  The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $4,000, which was amortized over the life of the promissory note. Interest expense for the years ended December 31, 2022 and 2021 was $1,200 and $1,200, resulting in accrued interest at December 31, 2022 and 2021 of $3,646 and $2,446, respectively.  Principal balance on the note at December 31, 2022 and 2021 was $10,000.

On June 9, 2020, the Company issued a convertible promissory note in the original principal amount of $10,000 to a lender. The Note was due on June 9, 2021, is currently in default, and carries an interest rate of 10% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $2.50 per share.  The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $6,200, which was amortized over the life of the promissory note.  At December 31, 2022 and 2021, the unamortized debt discount was $-0-, and the net convertible note balance was $10,000.  The amortization of debt discount was $-0- and $2,718 during the years ended December 31, 2022 and 2021, respectively.  Interest expense for the years ended December 31, 2022 and 2021 totaled $1,000 and $1,112, resulting in accrued interest at December 31, 2022 and 2021 of $2,561 and $1,561. Principal balance on the note at December 31, 2022 and 2021 was $10,000.

On August 3, 2020, the Company issued a convertible promissory note in the original principal amount of $15,000 to a lender. The Note was due on August 3, 2021, is currently in default, and carries an interest rate of 8% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $7.00 per share.  The Company did not recognize a beneficial conversion feature or debt discount as the conversion price was higher than the market price at the time of issuance of the note.  Interest expense for the years ended December 31, 2022 and 2021 totaled $1,200 and $1,200, respectively, resulting in accrued interest at December 31, 2022 and 2021 of $2,893 and $1,693. Principal balance on the note at December 31, 2022 and 2021 was $15,000.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 8 – EQUITY TRANSACTIONS

The Company is authorized to issue 250,000,000 shares of common stock. There were no equity transactions during the years ended December 31, 2022 or 2021, resulting in 1,135,194 shares of common stock issued and outstanding at December 31, 2022 and 2021.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional events requiring disclosure.