Form 10-Q/A
period 2023-03-31
BIOETHICS LTD
filed 2023-05-23
CIK 894560

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

Explanatory Note:

The Company is filing this amendment, to file the associated quarterly ixbrl files for the period ended March 31, 2023. No other changes have been made.

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

On December 12, 2017, the Company entered into a promissory note with its President in the amount of $107,000.  On various dates from the origin of the note through December 31, 2022, the officer advanced the Company an additional $96,020, and the Company made payments of $20,686, resulting in the total note principal balance of $182,334 at December 31, 2022.  During the three months ended March 31, 2023 and 2022, the Company received an additional $3,000 and $3,150, respectively, and did not make any repayments of the principal balance resulting in the total note principal balance of $185,334 at March 31, 2023.  The cumulative note balance is uncollateralized, due on demand, and carries interest at 12% per annum. Interest expense on the note for the three months ended March 31, 2023 and 2022 was $5,414 and $4,967, respectively, of which the Company repaid $-0- during the three months ended March 31, 2023, resulting in accrued interest totaling $55,466 and $50,052 at March 31, 2023 and December 31, 2022, respectively.

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

Bioethics, Ltd.

Date: May 22, 2023	By /s/ Mark A. Scharmann
Mark A. Scharmann
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)