Form 10-K
period 2023-12-31
BIOETHICS LTD
filed 2024-04-11
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2023

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

The Company is a “shell” company and its common stock trades sporadically in the over-the-counter market and no active trading market exists. As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding shares of the registrant's common stock held by non-affiliates was $27,352, based upon a closing price of $0.2101 per common share.

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

As of April 4, 2024, there were 1,135,194 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2022).

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

Item 1A.  Risk Factors

Not Applicable.  The Company is a “smaller reporting company.”

Item 1B.  Unresolved Staff Comments.

Not Applicable.  The Company is a “smaller reporting company.”

Item 1C. Cybersecurity

Given the size of our company and the nature of our operations, we do not believe that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. We utilize standard commercial software for business operations, which includes basic security features such as password protection and data encryption.  Our management is generally responsible for assessing and managing any cybersecurity threats.

To date, we have not experienced any material cybersecurity incidents, and there has been no known unauthorized access to our systems. Should any reportable cybersecurity incident arise, our management shall promptly report such matters to our Board of Directors for further actions, including regarding the appropriate disclosure in accordance with SEC regulations, mitigation, and other response or actions that the Board of Directors deems appropriate to take.

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is included on the OTC Pink Marketplace under the symbol “BOTH.”  On April 1, 2024, the published closing price was $0.2101 for the Company’s common stock on the OTC Pink Marketplace.

At December 31, 2023, there were approximately 384 holders of record of the Company’s common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2023 fiscal year.

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2023 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At December 31, 2023, the Company had a working capital deficit of $776,264 and an accumulated deficit of $1,277,879.  The Company incurred net losses of $97,149 and $93,203 for its fiscal years ended December 31, 2023 and 2022, respectively.  There can be no assurance that the Company will be able to obtain the additional debt or equity capital required to continue its operations.

The Fiscal Year Ended December 31, 2023 Compared to the Fiscal Year Ended December 31, 2022

The Company did not conduct any operations during its fiscal year ended December 31, 2023 or 2022.  At December 31, 2023, the Company had cash in the amount of $138 as compared to cash at December 31, 2022 in the amount of $295.

At December 31, 2023, the Company had current liabilities of $776,403, consisting of accounts payable of $122,400, accounts payable – related party of $14,500, accrued interest payable – related parties of $98,406, accrued interest of $98,363, convertible notes payable of $35,000, notes payable of $160,000, and notes payable – related parties of $247,734. At December 31, 2022, the Company had current liabilities of $679,411, consisting of accounts payable of $100,265, accounts payable – related party of $8,500, accrued interest payable – related parties of $70,883, accrued interest of $79,179, convertible notes payable of $35,000, notes payable of $160,000, and notes payable – related parties of $225,584.  The Company had a working capital deficit of $776,265 at December 31, 2023 as compared to a working capital deficit of $679,116 at December 31, 2022.

The Company did not generate revenues during its 2023 or 2022 fiscal years. The Company’s general and administrative expenses were $50,442 during the year ended December 31, 2023 as compared to $47,303 during the year ended December 31, 2022.

The Company incurred interest expense of $46,707 during the year ended December 31, 2023 as compared to interest expense of $45,900 during the year ended December 31, 2022.

The Company incurred a net loss of $97,149 during the year ended December 31, 2023 as compared to a net loss of $93,203 during the year ended December 31, 2022.

Net cash used by operating activities was $22,307 during the 2023 fiscal year resulting from the net loss of $97,149, which was offset by increases of $28,135 in accounts payable and accounts payable - related party, and $46,707 in accrued interest and accrued interest - related parties.  Net cash used by operating activities was $25,639 during the 2022 fiscal year resulting from the net loss of $93,203, which was offset by increases of $21,664 in accounts payable and accounts payable – related party, and $45,900 in accrued interest and accrued interest - related parties.

There were no cash flows from investing activities during the 2023 and 2022 fiscal years.

Net cash provided by financing activities was $22,150 during the 2023 fiscal year which consisted of proceeds received from the issuance of notes payable – related parties. Net cash provided by financing activities was $25,200 during the 2022 fiscal year which consisted of proceeds received from the issuance of notes payable of $10,000, and notes payable – related parties of $15,200.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of December 31, 2023, the end of the period covered by this report, utilizing the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 update to the Internal Control Integrated Framework.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2023 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.  In making this evaluation, our management used the COSO framework (2013), an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, with the participation of our Chief Executive Officer/Chief Financial Officer concluded that as of December 31, 2023, the Company’s internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions Held
Mark Scharmann	65	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Elliott N. Taylor	65	Director

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

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during 2023 and took action by unanimous written consents in lieu of meetings.  Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not have an annual stockholder meeting during the prior year.

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

The Company’s directors do not receive any compensation for serving as directors of the Company and no compensation was paid to the Company’s President during the 2023 or 2022 fiscal years.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 4, 2024, the number of shares of the Company’s common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s common stock, and by each of the Company’s officers and directors, and by all officers and directors as a group.  On such date there were 1,135,194 shares of the Company’s common stock issued and outstanding.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s President $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company recorded rent expense of $6,000 and $6,000 during the years ended December 31, 2023 and 2022, respectively, which is included in the general and administrative expenses on the statements of operations, of which $14,500 and $8,500 remains payable at December 31, 2023 and 2022, respectively.

In December 2017, the Company borrowed $107,000 from its President pursuant to an unsecured promissory note.  On various dates since then, the officer advanced the Company additional money and the company made payments on the principal amount of the note resulting in total note balances of $204,484 and $182,334 at December 31, 2023 and 2022, respectively.  The cumulative note balance is uncollateralized, due on demand, and accrues interest at 12% per annum.  Interest expense on the note for the years ended December 31, 2023 and 2022 was $23,197 and $21,011, respectively. Accrued interest on the note totaled $73,250 and $50,052 at December 31, 2023 and 2022, respectively.

On March 8, 2018, the Company entered into a promissory note with a newly affiliated party in the amount of $43,250. The note is payable on demand and carries interest at 10% per annum.  Accrued interest and interest expense as of and for the year ended December 31, 2023 was $25,156, and $4,325, respectively.  Accrued interest and interest expense as of and for the year ended December 31, 2022 was $20,831, and $4,325, respectively.

Item 14.  Principal Accounting Fees and Services

During the fiscal years ended December 31, 2023 and 2022, fees for services provided by our independent auditing firm, Pinnacle Accountancy Group of Utah (a dba of Heaton & Company, PLLC) were as follows:

	Year Ended
	December 31,
	2023	2022

Auditor Fees	$9,100	$10,969
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$9,100	$10,969

On October 30, 2023, the Company dismissed Heaton & Company, PLLC, dba Pinnacle Accountancy Group of Utah as its independent registered accounting firm and engaged L J Soldinger Associates, LLC, as its new independent registered accounting firm.

During the fiscal years ended December 31, 2023 and 2022, fees for services provided by our independent auditing firm, L J Soldinger Associates, LLC were as follows:

	Year Ended
	December 31,
	2023	2022

Auditor Fees	$3,000	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$3,000	$-

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

Bioethics, Ltd.

(Registrant)

Date:  April 11, 2024By /s/ Mark Scharmann

Mark Scharmann

President, Chief Executive Officer and

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  April 11, 2024By /s/ Mark Scharmann

 Mark Scharmann

President, Chief Executive Officer, Chief Financial Officer and Director

   (Principal Executive and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Company did not provide any annual report to its security holders covering the fiscal year ended December 31, 2023.

As of the date of this report, the Company has not sent a proxy statement, form of proxy or other proxy soliciting material to more than ten of its security holders with respect to any annual or other meeting of security holders during 2023 or 2022.

BIOETHICS, LTD.

FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

BIOETHICS, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Bioethics, LTD

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Bioethics, LTD (the Company) as of December 31, 2023, and the related statements of operations, stockholders’ deficit, and cash flows for the year than ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully explained in Note 4, the Company has incurred losses since inception and a net loss of approximately $97 thousand during the current year and a accumulated deficit of approximately $1,278,000 and has no ongoing operations. These facts raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plans are more fully described in Note 4 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/S/ L J Soldinger Associates, LLC

We have served as the Company’s auditor since 2024.

Deer Park, IL

April 11, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bioethics, Ltd.

Ogden, UT

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Bioethics, Ltd. (the Company) as of December 31, 2022, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

April 17, 2023

BIOETHICS, LTD.
Balance Sheets

ASSETS

	December 31,	December 31,
	2023	2022

CURRENT ASSETS

Cash and cash equivalents	$138	$295

Total Current Assets	138	295

TOTAL ASSETS	$138	$295

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$122,400	$100,265
Accounts payable - related party	14,500	8,500
Accrued interest - related parties	98,406	70,883
Accrued interest	98,363	79,179
Convertible notes payable	35,000	35,000
Notes payable	160,000	160,000
Notes payable - related parties	247,734	225,584

Total Current Liabilities	776,403	679,411

TOTAL LIABILITIES	776,403	679,411

STOCKHOLDERS' DEFICIT

Preferred stock, $0.01 par value; 25,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized, 1,135,194 shares issued and outstanding	1,135	1,135
Additional paid-in capital	500,479	500,479
Accumulated deficit	(1,277,879)	(1,180,730)

Total Stockholders' Deficit	(776,265)	(679,116)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$138	$295

The accompanying notes are an integral part of these audited financial statements.

BIOETHICS, LTD.
Statements of Operations

	For the Years Ended
	December 31,
	2023	2022

NET REVENUES	$-	$-

OPERATING EXPENSES

General and administrative	50,442	47,303

Total Operating Expenses	50,442	47,303

LOSS FROM OPERATIONS	(50,442)	(47,303)

OTHER INCOME (EXPENSES)

Interest expense	(46,707)	(45,900)

Total Other Income (Expenses)	(46,707)	(45,900)

NET LOSS BEFORE INCOME TAXES	(97,149)	(93,203)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(97,149)	$(93,203)

BASIC AND DILUTED LOSS PER SHARE	$(0.09)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,135,194	1,135,194

The accompanying notes are an integral part of these audited financial statements.

BIOETHICS, LTD.
Statements of Stockholders' Deficit
For the Years Ended December 31, 2023 and 2022

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2022	1,135,194	$1,135	$500,479	$(1,087,527)	$(585,913)

Net loss for the year ended
December 31, 2022	-	-	-	(93,203)	(93,203)

Balance, December 31, 2022	1,135,194	1,135	500,479	(1,180,730)	(679,116)

Net loss for the year ended
December 31, 2023	-	-	-	(97,149)	(97,149)

Balance, December 31, 2023	1,135,194	$1,135	$500,479	$(1,277,879)	$(776,265)

The accompanying notes are an integral part of these audited financial statements.

BIOETHICS, LTD.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(97,149)	$(93,203)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	22,135	20,664
Accounts payable - related party	6,000	1,000
Accrued interest - related parties	27,523	25,336
Accrued interest	19,184	20,564

Net Cash Used by Operating Activities	(22,307)	(25,639)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	-	10,000
Proceeds from notes payable - related parties	22,150	15,200

Net Cash Provided by Financing Activities	22,150	25,200

DECREASE IN CASH AND CASH EQUIVALENTS	(157)	(439)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	295	734

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$138	$295

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

The Company has no tax provisions at December 31, 2023 and 2022, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2023 and 2022, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2023 and 2022.

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

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2023 and 2022:

	2023	2022
Deferred tax assets:
NOL carryover	$261,000	241,000
Extinguishment of debt with shares	28,000	28,000
Valuation allowance	(289,000)	(269,000)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. Federal income tax rate of 21% to pretax income from continuing operations for the periods ended December 31, 2023 and 2022 due to the following:

	2023	2022

Current Federal Tax (21%)	$20,000	$20,000
Change in valuation allowance	(20,000)	(20,000)

Tax at effective rate	$-	$-

At December 31, 2023, the Company had net operating loss carryforwards of approximately $1,278,000 that may be offset against future taxable income from the year 2023 through 2043.  No tax benefit has been reported in the December 31, 2023 or 2022 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  There is no provision for state taxes, since the Company’s operations have been limited to administrative expenses and fund-raising in the state of its incorporation (Nevada) which has no income tax.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2023, 2022 and 2021.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - For the years ended December 2023 and 2022, the Company did not pay any compensation to its officers and directors.

Office Space – Beginning August 2017, the Company entered into an oral agreement to pay the Company’s President $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $6,000 and $6,000 during the years ended December 31, 2023 and 2022, respectively, which is included in the general and administrative expenses on the statements of operations.  The amount payable at December 31, 2023 and 2022 was $14,500 and $8,500, respectively.

Notes Payable – On December 12, 2017, the Company borrowed $107,000 from its President pursuant to an unsecured promissory note.  On various dates since then, the officer advanced the Company additional money, including $22,150 and $15,200 during the years ended December 31, 2023 and 2022, respectively, resulting in total note balances of $204,484 and $182,334 at December 31, 2023 and 2022, respectively.  The cumulative note balance is uncollateralized, due on demand, and accrues interest at 12% per annum.  Interest expense on the note for the years ended December 31, 2023 and 2022 was $23,197 and $21,011, respectively. Accrued interest on the note totaled $73,250 and $50,052 at December 31, 2023 and 2022, respectively.

Notes Payable - On March 8, 2018, the Company entered into a promissory note with a newly affiliated party in the amount of $43,250. The note is payable on demand and carries interest at 10% per annum.  Interest expense for the years ended December 31, 2023 and 2022 was $4,325 and $4,325, respectively, resulting in accrued interest of $25,156 and $20,831 at December 31, 2023 and 2022, respectively.  Principal balance on the note at December 31, 2023 and 2022 was $43,250.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception totaling $1,277,879 as of December 31, 2023 and has no on-going operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock, or through a possible business combination.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 - LOSS PER SHARE

The computation of basic loss per share is based on the weighted average number of shares outstanding during each year.

The following data show the amounts used in computing loss per share:

	December 31,
	2023	2022

Net loss (numerator)	$(97,149)	$(93,203)
Weighted average shares outstanding (denominator)	1,135,194	1,135,194
Basic and fully diluted net loss per share amount	$(0.09)	$(0.08)

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents as detailed in the following chart.  In 2023 and 2022, the inclusion of these shares on the statement of operations would have resulted in a weighted average shares fully diluted number that was anti-dilutive and as such they are excluded.

The following data show the fully diluted shares for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022

Basic weighted average shares outstanding	1,135,194	1,135,194
Convertible debt	14,769	14,406
Total	1,149,963	1,149,600

NOTE 6 – NOTES PAYABLE

On June 14, 2016, the Company issued a promissory note in the principal amount of $35,000 to an unaffiliated lender. The Note is due on demand at any time after its original maturity date of June 14, 2017 and carries an interest rate of 8% per annum. Interest expense for the years ended December 31, 2023 and 2022 totaled $2,800 and $2,800, respectively, resulting in accrued interest at December 31, 2023 and 2022 of $21,142 and $18,342, respectively.  Principal balance on the note at December 31, 2023 and 2022 was $35,000.

On August 15, 2018, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note was due on November 15, 2018, is currently in default, and carries an interest rate of 12% per annum. Interest expense for the years ended December 31, 2023 and 2022 totaled $1,200 and $1,200, respectively, resulting in accrued interest at December 31, 2023 and 2022 of $5,707 and $4,507, respectively. Principal balance on the note at December 31, 2023 and 2022 was $10,000.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

On November 15, 2018, the Company issued a promissory note in the principal amount of $20,000 to an unaffiliated lender. The Note was due on February 15, 2019, is currently in default, and carries an interest rate of 12% per annum.  Interest expense for the years ended December 31, 2023 and 2022 totaled $2,400 and $2,400, respectively, resulting in accrued interest at December 31, 2023 and 2022 of $11,415 and $9,015, respectively. Principal balance on the note at December 31, 2023 and 2022 was $20,000.

On December 31, 2018, the Company issued a promissory note in the principal amount of $30,000 to an unaffiliated lender. The Note was due on December 31, 2019, is currently in default, and carries an interest rate of 12% per annum.  Interest expense for the years ended December 31, 2023 and 2022 totaled $3,600 and $3,600, respectively, resulting in accrued interest at December 31, 2023 and 2022 of $17,122 and $13,522, respectively. Principal balance on the note at December 31, 2023 and 2022 was $30,000.

On January 23, 2019, the Company issued a promissory note in the principal amount of $50,000 to an unaffiliated lender. The Note was due on January 23, 2020, is currently in default, and carries an interest rate of 12% per annum.  Interest expense for the years ended December 31, 2023 and 2022 totaled $6,000 and $6,000, respectively, resulting in accrued interest at December 31, 2023 and 2022 of $28,537 and $22,537, respectively. Principal balance on the note at December 31, 2023 and 2022 was $50,000.

On May 1, 2020, the Company issued a promissory note in the principal amount of $5,000 to an unaffiliated lender. The Note was due on May 1, 2021, is currently in default, and carries an interest rate of 12% per annum.  Interest expense for the years ended December 31, 2023 and 2022 totaled $600 and $600, respectively, resulting in accrued interest at December 31, 2023 and 2022 of $2,191 and $1,591.  Principal balance on the note at December 31, 2023 and 2022 was $5,000.

On April 18, 2022, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note is due on April 18, 2023 and carries an interest rate of 8% per annum. Interest expense for the years ended December 31, 2023 and 2022 totaled $800 and $565, respectively, resulting in accrued interest at December 31, 2023 and 2022 of $1,363 and $565, respectively. Principal balance on the note at December 31, 2023 and 2022 was $10,000.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On December 18, 2019, the Company issued a convertible promissory note in the original principal amount of $10,000 to a lender. The Note was due on June 18, 2020, is currently in default, and carries an interest rate of 8% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $2.00 per share.  The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $4,000, which was amortized over the life of the promissory note. Interest expense for the year ended December 31, 2023 was $1,100.  A correction to prior interest calculations was made at the end of the year reducing interest expense by $1,515, resulting in accrued interest at December 31, 2023 of $3,231. Interest expense for the year ended December 31, 2022 was $1,200, resulting in accrued interest at December 31, 2022 of $3,646. Principal balance on the note at December 31, 2023 and 2022 was $10,000.

On June 9, 2020, the Company issued a convertible promissory note in the original principal amount of $10,000 to a lender. The Note was due on June 9, 2021, is currently in default, and carries an interest rate of 10% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $2.50 per share.  The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $6,200, which was amortized over the life of the promissory note. At December 31, 2023 and 2022, the unamortized debt discount was $-0-, and the net convertible note balance was $10,000. The amortization of debt discount was $-0- during the years ended December 31, 2023 and 2022.  Interest expense for the years ended December 31, 2023 and 2022 totaled $1,000 and $1,000, resulting in accrued interest at December 31, 2023 and 2022 of $3,561 and $2,561. Principal balance on the note at December 31, 2023 and 2022 was $10,000.

On August 3, 2020, the Company issued a convertible promissory note in the original principal amount of $15,000 to a lender. The Note was due on August 3, 2021, is currently in default, and carries an interest rate of 8% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $7.00 per share. The Company did not recognize a beneficial conversion feature or debt discount as the conversion price was higher than the market price at the time of issuance of the note. Interest expense for the years ended December 31, 2023 and 2022 totaled $1,200 and $1,200, respectively, resulting in accrued interest at December 31, 2023 and 2022 of $4,093 and $2,893. Principal balance on the note at December 31, 2023 and 2022 was $15,000.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

NOTE 8 – EQUITY TRANSACTIONS

The Company is authorized to issue 250,000,000 shares of common stock. There were no equity transactions during the years ended December 31, 2023 or 2022, resulting in 1,135,194 shares of common stock issued and outstanding at December 31, 2023 and 2022.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional events requiring disclosure.