Form 10-Q
period 2024-03-31
BIOETHICS LTD
filed 2024-05-20
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2024

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

As of May 20, 2024, the issuer had outstanding 1,135,194 shares of common stock, par value $0.001.

BIOETHICS, LTD.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

PART I – FINANCIAL INFORMATION

Item 1.Condensed Financial Statements (Unaudited)

BIOETHICS, LTD.

CONTENTS

PAGE

Condensed Unaudited Balance Sheets,

As of March 31, 2024 and December 31, 20234

Condensed Unaudited Statements of Operations,

For the three months ended March 31, 2024 and 20235

Condensed Unaudited Statements of Stockholders’ Deficit,

For the three months ended March 31, 2024 and 2023                         6

Condensed Unaudited Statements of Cash Flows,

For the three months ended March 31, 2024 and 2023                         7

Notes to Condensed Unaudited Financial Statements,

For the three months ended March 31, 2024 and 20238

BIOETHICS, LTD.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2024	2023*

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$ 93	$ 138

Total Current Assets	93	138

TOTAL ASSETS	$ 93	$ 138

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$ 142,225	$ 122,400
Accounts payable - related party	16,000	14,500
Accrued interest - related parties	105,667	98,406
Accrued interest	103,535	98,363
Convertible notes payable	35,000	35,000
Notes payable	160,000	160,000
Notes payable - related parties	253,584	247,734

Total Current Liabilities	816,011	776,403

TOTAL LIABILITIES	816,011	776,403

STOCKHOLDERS' DEFICIT

Preferred stock, $0.01 par value; 25,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized, 1,135,194 shares issued and outstanding	1,135	1,135
Additional paid-in capital	500,479	500,479
Accumulated deficit	(1,317,532)	(1,277,879)

Total Stockholders' Deficit	(815,918)	(776,265)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 93	$ 138

*Derived from audited information

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

NET REVENUES	$ -	$ -

OPERATING EXPENSES

General and administrative	27,221	12,027

Total Operating Expenses	27,221	12,027

LOSS FROM OPERATIONS	(27,221)	(12,027)

OTHER INCOME (EXPENSES)

Interest expense	(12,432)	(11,609)

Total Other Income (Expenses)	(12,432)	(11,609)

NET LOSS BEFORE INCOME TAXES	(39,653)	(23,636)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (39,653)	$ (23,636)

BASIC AND DILUTED LOSS PER SHARE	$ (0.03)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,135,194	1,135,194

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.
Condensed Statements of Stockholders' Deficit
(Unaudited)

	Three Months Ended March 31, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	1,135,914	$ 1,135	$ 500,479	$ (1,277,879)	$ (776,265)

Net loss for the three months ended
March 31, 2024	-	-	-	(39,653)	(39,653)

Balance, March 31, 2024	1,135,914	1,135	500,479	(1,317,532)	(815,918)

	Three Months Ended March 31, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	1,135,914	$ 1,135	$ 500,479	$ (1,180,730)	$ (679,116)

Net loss for the three months ended
March 31, 2023	-	-	-	(23,636)	(23,636)

Balance, March 31, 2023	1,135,914	1,135	500,479	(1,204,366)	(702,752)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (39,653)	$ (23,636)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	19,825	7,482
Accounts payable - related party	1,500	1,500
Accrued interest - related parties	7,261	6,481
Accrued interest	5,172	5,128

Net Cash Used by Operating Activities	(5,895)	(3,045)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - related parties	5,850	3,000

Net Cash Provided by Financing Activities	5,850	3,000

DECREASE IN CASH AND CASH EQUIVALENTS	(45)	(45)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	138	295

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 93	$ 250

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2024 and 2023

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

The accompanying financial statements are condensed and have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the three months ended March 31, 2024 and 2023 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2023 audited financial statements.  The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Compensation - During the three months ended March 31, 2024 and 2023, the Company did not pay any compensation to its officers and directors.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s President $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $1,500 during each of the three months ended March 31, 2024 and 2023, which is included in the general and administrative expenses on the statements of operations, of which $16,000 and $14,500 remains payable at March 31, 2024 and December 31, 2023, respectively.

On March 8, 2018, the Company entered into a promissory note with a newly-affiliated party in the amount of $43,250. The note is payable on demand and carries interest at 10% per annum. Interest expense for the three months ended March 31, 2024 and 2023 was $1,075 and $1,066, respectively, resulting in accrued interest of $26,231 and $25,156 at March 31, 2024 and December 31, 2023, respectively. Principal balance on the note at March 31, 2024 and December 31, 2023 was $43,250.

On December 12, 2017, the Company entered into a promissory note with its President in the amount of $107,000.  On various dates from the origin of the note through December 31, 2023, the officer advanced the Company an additional $118,170, and the Company made payments of $20,686, resulting in the total note principal balance of $204,484 at December 31, 2023.  During the three months ended March 31, 2024 and 2023, the Company received an additional $5,850 and $3,000, respectively, and did not make any repayments of the principal balance resulting in the total note principal balance of $210,334 at March 31, 2024.  The cumulative note balance is uncollateralized, due on demand, and carries interest at 12% per annum. Interest expense on the note for the three months ended March 31, 2024 and 2023 was $6,186 and $5,414, respectively, of which the Company repaid $-0- during the three months ended March 31, 2024, resulting in accrued interest totaling $79,436 and $73,250 at March 31, 2024 and December 31, 2023, respectively.

NOTE 3 - NOTES PAYABLE

On June 14, 2016, the Company issued a promissory note in the principal amount of $35,000 to an unaffiliated lender. The Note is due on demand at any time after its original maturity date of June 14, 2017, and carries an interest rate of 8% per annum. Interest expense for the three months ended March 31, 2024 and 2023 totaled $696 and $690, respectively, resulting in accrued interest at March 31, 2024 and December 31, 2023 of $21,838 and $21,142, respectively. Principal balance due on the note at March 31, 2024 and December 31, 2023 was $35,000.

BIOETHICS, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2024 and 2023

On August 15, 2018, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note was due on November 15, 2018, is currently in default, and carries an interest rate of 12% per annum. Interest expense for the three months ended March 31, 2024 and 2023 totaled $298 and $296, respectively, resulting in accrued interest at March 31, 2024 and December 31, 2023 of $6,006 and $5,707, respectively. Principal balance on the note at March 31, 2024 and December 31, 2023 was $10,000.

On November 15, 2018, the Company issued a promissory note in the principal amount of $20,000 to an unaffiliated lender. The Note was due on February 15, 2019, is currently in default, and carries an interest rate of 12% per annum. Interest expense for the three months ended March 31, 2024 and 2023 totaled $597 and $592, respectively, resulting in accrued interest at March 31, 2024 and December 31, 2023 of $12,012 and $11,415, respectively. Principal balance on the note at March 31, 2024 and December 31, 2023 was $20,000.

On December 31, 2018, the Company issued a promissory note in the principal amount of $30,000 to an unaffiliated lender. The Note was due on December 31, 2019, is currently in default, and carries an interest rate of 12% per annum. Interest expense for the three months ended March 31, 2024 and 2023 totaled $895 and $888, respectively, resulting in accrued interest at March 31, 2024 and December 31, 2023 of $18,017 and $17,122, respectively. Principal balance on the note at March 31, 2024 and December 31, 2023 was $30,000.

On January 23, 2019, the Company issued a promissory note in the principal amount of $50,000 to an unaffiliated lender. The Note was due on January 23, 2020, is currently in default, and carries an interest rate of 12% per annum. Interest expense for the three months ended March 31, 2024 and 2023 totaled $1,492 and $1,479, respectively, resulting in accrued interest at March 31, 2024 and December 31, 2023 of $30,029 and $28,537, respectively. Principal balance on the note at March 31, 2024 and December 31, 2023 was $50,000.

On May 1, 2020, the Company issued a promissory note in the principal amount of $5,000 to an unaffiliated lender. The Note was due on May 1, 2021 and is now due on demand and carries an interest rate of 12% per annum. Interest expense for the three months ended March 31, 2024 and 2023 totaled $149 and $148, respectively, resulting in accrued interest at March 31, 2024 and December 31, 2023 of $2,340 and $2,191, respectively. Principal balance on the note at March 31, 2024 and December 31, 2023 was $5,000.

On April 18, 2022, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note is due on April 18, 2023 and carries an interest rate of 8% per annum. Interest expense for the three months ended March 31, 2024 and 2023 totaled $199 and $197, respectively, resulting in accrued interest at March 31, 2024 and December 31, 2023 of $1,532 and $1,363, respectively. Principal balance on the note at March 31, 2024 and December 31, 2023 was $10,000.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On December 18, 2019, the Company issued a convertible promissory note in the original principal amount of $10,000 to a lender. The Note was due on June 18, 2020, is currently in default, and carries an interest rate of 8% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $2.00 per share.  The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $4,000, which was amortized over the life of the promissory note.  At March 31, 2024 and December 31, 2023, the unamortized debt discount was $-0-, and the net convertible note balance was $10,000.  The amortization of debt discount was $-0- during the three months ended March 31, 2024 and March 31, 2023. Interest expense for the three months ended March 31, 2024 and 2023 totaled $298 and $296, respectively, resulting in accrued interest at March 31, 2024 and December 31, 2023 of $3,529 and $3,231, respectively. Principal balance on the note at March 31, 2024 and December 31, 2023 was $10,000.

On June 9, 2020, the Company issued a convertible promissory note in the original principal amount of $10,000 to a lender. The Note was due on June 9, 2021, is currently in default, and carries an interest rate of 10% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $2.50 per share.  The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $6,200, which was amortized over the life of the promissory note.  At March 31, 2024 and December 31, 2023, the unamortized

BIOETHICS, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2024 and 2023

debt discount was $- 0-, and the net convertible note balance was $10,000.  The amortization of debt discount was $-0- during the three months ended March 31, 2024 and 2023, respectively. Interest expense for the three months ended March 31, 2024 and 2023 totaled $249 and $247, respectively, resulting in accrued interest at March 31, 2024 and December 31, 2023 of $3,810 and $3,562, respectively. Principal balance on the note at March 31, 2024 and December 31, 2023 was $10,000.

On August 3, 2020, the Company issued a convertible promissory note in the original principal amount of $15,000 to a lender. The Note was due on August 3, 2021, is currently in default, and carries an interest rate of 8% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $7.00 per share.  The Company did not recognize a beneficial conversion feature or debt discount as the conversion price was higher than the market price at the time of issuance of the note. Interest expense for the three months ended March 31, 2024 and 2023 totaled $298 and $296, respectively, resulting in accrued interest at March 31, 2024 and December 31, 2023 of $4,392 and $4,093. Principal balance on the note at March 31, 2024 and December 31, 2023 was $15,000.

NOTE 5 – EQUITY TRANSACTIONS

The Company is authorized to issue 250,000,000 shares of common stock.  There were no equity transactions during the three months ended March 31, 2024 or 2023, resulting in 1,135,194 shares of common stock issued and outstanding at March 31, 2024 and December 31, 2023.

NOTE 6 - GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception totaling $1,317,532 and has no on-going operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock, or through a possible business combination.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - LOSS PER SHARE

The computation of basic loss per share is based on the weighted average number of shares outstanding during each period.

The following data show the amounts used in computing loss per share for the three months ended:

	March 31, 2024	March 31, 2023

Net loss (numerator)	$(39,653)	$(23,636)
Weighted average shares outstanding (denominator)	1,135,194	1,135,194
Basic and fully diluted net loss per share amount	$(0.03)	$(0.02)

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents as detailed in the following chart.  For the three months ended March 31, 2024 and 2023, the inclusion of these shares on the statements of operations would have resulted in a weighted average shares fully diluted number that was anti-dilutive, and as such they are excluded.

BIOETHICS, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2024 and 2023

The following data show the fully diluted shares for the three months ended March 31, 2024 and 2023:

	March 31,
	2024	2023

Basic weighted average shares outstanding	1,135,194	1,135,194
Convertible debt	15,061	14,694
Total	1,150,255	1,149,888

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

The Report of Independent Registered Public Accounting Firm on the Company’s December 31, 2023 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At March 31, 2024, the Company had a working capital deficit of $815,918 and an accumulated deficit since inception of $1,317,532. The Company incurred net losses of $39,653 and $23,636 for the three months ended March 31, 2024 and 2023, respectively.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

The three months ended March 31, 2024 compared to March 31, 2023

The Company did not conduct any operations during the three months  ended March 31, 2024 and 2023.  At March 31, 2024, the Company had cash and total current assets in the amount of $93, compared to $138 at December 31, 2023.  At March 31, 2024, the Company had total current liabilities of $816,011, compared to $776,403 at December 31, 2023.  The Company had a working capital deficit of $815,918 at March 31, 2024 compared to $776,265 at December 31, 2023.

The Company did not generate revenues during the three months  ended March 31, 2024 or 2022.  The Company incurred general and administrative expenses of $27,221 during the three months ended March 31, 2024, compared to $12,027 during the three months ended March 31, 2023.  Such expenses consist primarily of legal and accounting fees as well as taxes and annual fees required to maintain the Company’s corporate status.

The Company incurred other expenses of $12,432 during the three months ended March 31, 2024 compared to $11,609 during the three months ended March 31, 2023.  Total other income and expenses consist of interest expense related to the notes payable due from the Company.

The Company incurred a net loss of $39,653 during the three months ended March 31, 2024, compared to a net loss of $23,636 during the three months ended March 31, 2023.

The Company has never had substantial ongoing operations. As a result, since its inception on July 26, 1990, the Company had an accumulated deficit of $1,317,532 as of March 31, 2024.

Liquidity and Capital Resources

Net cash used by operating activities was $5,895 and $3,045 during the three months ended March 31, 2024 and 2023, respectively.

Net cash provided by investing activities was $-0- during both the three months ended March 31, 2024 and 2023.

Net cash provided by financing activities was $5,850 and $3,000 during the three months ended March 31, 2024 and 2023, respectively, and consisted of loans received from related parties.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a “smaller reporting company.”

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of March 31, 2024, the end of the period covered by this report, utilizing the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 update to the Internal Control Integrated Framework.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2024 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Bioethics, Ltd.

Date: May 20, 2024	By /s/ Mark A. Scharmann
Mark A. Scharmann
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)