Form 10-Q
period 2024-06-30
BIOETHICS LTD
filed 2024-08-19
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2024

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to __________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act).Yes ☒   No ☐

As of August 19, 2024, the issuer had outstanding 1,135,194 shares of common stock, par value $0.001.

BIOETHICS, LTD.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

2

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

BIOETHICS, LTD.

BIOETHICS, LTD.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2024	2023*

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$10,168	$138

Total Current Assets	10,168	138

TOTAL ASSETS	$10,168	$138

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$150,679	$122,400
Accounts payable - related party	2,500	14,500
Accrued interest - related parties	108,268	98,406
Accrued interest	108,887	98,363
Convertible notes payable	35,000	35,000
Notes payable	190,000	160,000
Notes payable - related parties	266,684	247,734

Total Current Liabilities	862,018	776,403

TOTAL LIABILITIES	862,018	776,403

STOCKHOLDERS' DEFICIT

Preferred stock, $0.01 par value; 25,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized, 1,135,194 shares issued and outstanding	1,135	1,135
Additional paid-in capital	500,479	500,479
Accumulated deficit	(1,353,464)	(1,277,879)

Total Stockholders' Deficit	(851,850)	(776,265)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,168	$138

*Derived from audited information

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	22,979	14,812	50,200	26,839

Total Operating Expenses	22,979	14,812	50,200	26,839

LOSS FROM OPERATIONS	(22,979)	(14,812)	(50,200)	(26,839)

OTHER INCOME (EXPENSES)

Interest expense	(12,953)	(11,998)	(25,385)	(23,607)

Total Other Income (Expenses)	(12,953)	(11,998)	(25,385)	(23,607)

NET LOSS BEFORE INCOME TAXES	(35,932)	(26,810)	(75,585)	(50,446)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(35,932)	$(26,810)	$(75,585)	$(50,446)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.02)	$(0.07)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,135,194	1,135,194	1,135,194	1,135,194

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.
Condensed Statements of Stockholders' Deficit
(Unaudited)

	Six Months Ended June 30, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	1,135,914	$1,135	$500,479	$(1,277,879)	$(776,265)

Net loss for the three months ended March 31, 2024	-	-	-	(39,653)	(39,653)

Balance, March 31, 2024	1,135,914	1,135	500,479	(1,317,532)	(815,918)

Net loss for the three months ended June 30, 2024	-	-	-	(35,932)	(35,932)

Balance, June 30, 2024	1,135,914	$1,135	$500,479	$(1,353,464)	$(851,850)

	Six Months Ended June 30, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	1,135,914	$1,135	$500,479	$(1,180,730)	$(679,116)

Net loss for the three months ended March 31, 2023	-	-	-	(23,636)	(23,636)

Balance, March 31, 2023	1,135,914	1,135	500,479	(1,204,366)	(702,752)

Net loss for the three months ended June 30, 2023	-	-	-	(26,810)	(26,810)

Balance, June 30, 2023	1,135,914	$1,135	$500,479	$(1,231,176)	$(729,562)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(75,585)	$(50,446)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	28,279	11,417
Accounts payable - related party	(12,000)	3,000
Accrued interest - related parties	9,862	13,293
Accrued interest	10,524	10,314

Net Cash Used by Operating Activities	(38,920)	(12,422)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	30,000	-
Proceeds from notes payable - related parties	18,950	12,600

Net Cash Provided by Financing Activities	48,950	12,600

INCREASE IN CASH AND CASH EQUIVALENTS	10,030	178

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	138	295

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,168	$473

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$5,000	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2024 and 2023

NOTE 1 ‑ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying financial statements are condensed and have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the six months ended June 30, 2024 and 2023 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2023 audited financial statements.  The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year.

NOTE 2 ‑ RELATED PARTY TRANSACTIONS

Management Compensation - During the six months ended June 30, 2024 and 2023, the Company did not pay any compensation to its officers and directors.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s President $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $3,000 during each of the six months ended June 30, 2024 and 2023, which is included in the general and administrative expenses on the statements of operations. The amount payable at December 31, 2023 was $14,500. During the six months ended June 30, 2024, the Company paid 15,000, resulting in $2,500 payable at June 30, 2024.

On March 8, 2018, the Company entered into a promissory note with a newly-affiliated party in the amount of $43,250. The note is payable on demand and carries interest at 10% per annum. Interest expense for the six months ended June 30, 2024 and 2023 was $2,151 and $2,145, respectively, resulting in accrued interest of $27,307 and $25,156 at June 30, 2024 and December 31, 2023, respectively. Principal balance on the note at June 30, 2024 and December 31, 2023 was $43,250.

On December 12, 2017, the Company entered into a promissory note with its President in the amount of $107,000.  On various dates from the origin of the note through December 31, 2023, the officer advanced the Company an additional $118,170, and the Company made payments of $20,686, resulting in the total note principal balance of $204,484 at December 31, 2023.  During the six months ended June 30, 2024 and 2023, the Company received an additional $18,950 and $12,600, respectively, and did not make any repayments of the principal balance resulting in the total note principal balance of $223,434 at June 30, 2024.  The cumulative note balance is uncollateralized, due on demand, and carries interest at 12% per annum. Interest expense on the note for the six months ended June 30, 2024 and 2023 was $12,711 and $11,148, respectively, of which the Company repaid $5,000 during the six months ended June 30, 2024, resulting in accrued interest totaling $80,961 and $73,250 at June 30, 2024 and December 31, 2023, respectively.

NOTE 3 - NOTES PAYABLE

On June 14, 2016, the Company issued a promissory note in the principal amount of $35,000 to an unaffiliated lender. The Note is due on demand at any time after its original maturity date of June 14, 2017, and carries an interest rate of 8% per annum. Interest expense for the six months ended June 30, 2024 and 2023 totaled $1,392 and $1,388, respectively, resulting in accrued interest at June 30, 2024 and December 31, 2023 of $22,534 and $21,142, respectively. Principal balance due on the note at June 30, 2024 and December 31, 2023 was $35,000.

BIOETHICS, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2024 and 2023

On August 15, 2018, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note was due on November 15, 2018, is currently in default, and carries an interest rate of 12% per annum. Interest expense for the six months ended June 30, 2024 and 2023 totaled $597 and $595, respectively, resulting in accrued interest at June 30, 2024 and December 31, 2023 of $6,304 and $5,707, respectively. Principal balance on the note at June 30, 2024 and December 31, 2023 was $10,000.

On November 15, 2018, the Company issued a promissory note in the principal amount of $20,000 to an unaffiliated lender. The Note was due on February 15, 2019, is currently in default, and carries an interest rate of 12% per annum. Interest expense for the six months ended June 30, 2024 and 2023 totaled $1,193 and $1,190, respectively, resulting in accrued interest at June 30, 2024 and December 31, 2023 of $12,608 and $11,415, respectively. Principal balance on the note at June 30, 2024 and December 31, 2023 was $20,000.

On December 31, 2018, the Company issued a promissory note in the principal amount of $30,000 to an unaffiliated lender. The Note was due on December 31, 2019, is currently in default, and carries an interest rate of 12% per annum. Interest expense for the six months ended June 30, 2024 and 2023 totaled $1,790 and $1,785, respectively, resulting in accrued interest at June 30, 2024 and December 31, 2023 of $18,912 and $17,122, respectively. Principal balance on the note at June 30, 2024 and December 31, 2023 was $30,000.

On January 23, 2019, the Company issued a promissory note in the principal amount of $50,000 to an unaffiliated lender. The Note was due on January 23, 2022, is currently in default, and carries an interest rate of 12% per annum. Interest expense for the six months ended June 30, 2024 and 2023 totaled $2,984 and $2,975, respectively, resulting in accrued interest at June 30, 2024and December 31, 2023 of $31,521 and $28,537, respectively. Principal balance on the note at June 30, 2024 and December 31, 2023 was $50,000.

On May 1, 2020, the Company issued a promissory note in the principal amount of $5,000 to an unaffiliated lender. The Note was due on May 1, 2022 and is now due on demand and carries an interest rate of 12% per annum. Interest expense for the six months ended June 30, 2024 and 2023 totaled $298 and $298, respectively, resulting in accrued interest at June 30, 2024 and December 31, 2023 of $2,490 and $2,191, respectively. Principal balance on the note at June 30, 2024 and December 31, 2023 was $5,000.

On April 18, 2022, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note was due on April 18, 2023 and is now due on demand and carries an interest rate of 8% per annum. Interest expense for the six months ended June 30, 2024 and 2023 totaled $398 and $397, respectively, resulting in accrued interest at June 30, 2024 and December 31, 2023 of $1,761 and $1,363, respectively. Principal balance on the note at June 30, 2024 and December 31, 2023 was $10,000.

On May 9, 2024, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note is due on May 9, 2025 and carries an interest rate of 10% per annum. Interest expense for the six months ended June 30, 2024 and 2023 totaled $142 and $-0-, respectively, resulting in accrued interest at June 30, 2024 and December 31, 2023 of $142 and $-0-, respectively. Principal balance on the note at June 30, 2024 and December 31, 2023 was $10,000.

On June 21, 2024, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note is due on June 21, 2025 and carries an interest rate of 10% per annum. Interest expense for the six months ended June 30, 2024 and 2023 totaled $25 and $-0-, respectively, resulting in accrued interest at June 30, 2024 and December 31, 2023 of $25 and $-0-, respectively. Principal balance on the note at June 30, 2024 and December 31, 2023 was $10,000.

On June 25, 2024, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note is due on June 25, 2025 and carries an interest rate of 10% per annum. Interest expense for the six months ended June 30, 2024 and 2023 totaled $14 and $-0-, respectively, resulting in accrued interest at June 30, 2024 and December 31, 2023 of $14 and $-0-, respectively. Principal balance on the note at June 30, 2024 and December 31, 2023 was $10,000.

BIOETHICS, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2024 and 2023

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On December 18, 2019, the Company issued a convertible promissory note in the original principal amount of $10,000 to a lender. The Note was due on June 18, 2020, is currently in default, and carries an interest rate of 8% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $2.00 per share.  The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $4,000, which was amortized over the life of the promissory note.  At June 30, 2024 and December 31, 2023, the unamortized debt discount was $-0-, and the net convertible note balance was $10,000.  The amortization of debt discount was $- 0- during the six months ended June 30, 2024 and June 30, 2023. Interest expense for the six months ended June 30, 2024 and 2023totaled $597 and $595, respectively, resulting in accrued interest at June 30, 2024 and December 31, 2023 of $3,827 and $3,231, respectively. Principal balance on the note at June 30, 2024and December 31, 2023 was $10,000.

On June 9, 2020, the Company issued a convertible promissory note in the original principal amount of $10,000 to a lender. The Note was due on June 9, 2021, is currently in default, and carries an interest rate of 10% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $2.50 per share.  The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $6,200, which was amortized over the life of the promissory note.  At June 30, 2024 and December 31, 2023, the unamortized debt discount was $- 0, and the net convertible note balance was $10,000.  The amortization of debt discount was $- 0- during the six months ended June 30, 2024 and 2023, respectively. Interest expense for the six months ended June 30, 2024 and 2023 totaled $497 and $496, respectively, resulting in accrued interest at June 30, 2024 and December 31, 2023 of $4,059 and $3,562. Principal balance on the note at June 30, 2024 and December 31, 2023 was $10,000.

On August 3, 2020, the Company issued a convertible promissory note in the original principal amount of $15,000 to a lender. The Note was due on August 3, 2021, is currently in default, and carries an interest rate of 8% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $7.00 per share.  The Company did not recognize a beneficial conversion feature or debt discount as the conversion price was higher than the market price at the time of issuance of the note. Interest expense for the six months ended June 30, 2024 and 2023 totaled $597 and $595, respectively, resulting in accrued interest at June 30, 2024 and December 31, 2023 of $4,690 and $4,093. Principal balance on the note at June 30, 2024 and December 31, 2023 was $15,000.

NOTE 5 – EQUITY TRANSACTIONS

The Company is authorized to issue 250,000,000 shares of common stock.  There were no equity transactions during the six months ended June 30, 2024 or 2023, resulting in 1,135,194 shares of common stock issued and outstanding at June 30, 2024 and December 31, 2023.

NOTE 6 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception totaling $1,353,464 and has no on-going operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock, or through a possible business combination.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 – LOSS PER SHARE

The computation of basic loss per share is based on the weighted average number of shares outstanding during each period.

BIOETHICS, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2024 and 2023

The following data show the amounts used in computing loss per share for the six months ended:

	June 30, 2024	June 30, 2023

Net loss (numerator)	$(75,585)	$(50,446)
Weighted average shares outstanding (denominator)	1,135,194	1,135,194
Basic and fully diluted net loss per share amount	$(0.07)	$(0.04)

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents as detailed in the following chart.  For the six months ended June 30, 2024 and 2023, the inclusion of these shares on the statements of operations would have resulted in a weighted average shares fully diluted number that was anti-dilutive, and as such they are excluded.

The following data show the fully diluted shares for the six months ended June 30, 2024 and 2023:

	June 30,
	2024	2023

Basic weighted average shares outstanding	1,135,194	1,135,194
Convertible debt	15,351	14,694
Total	1,150,545	1,149,888

NOTE 8 – SUBSEQUENT EVENTS

On July 1, 2024 the Company filed with the State of Nevada for the designation of 6,000,000 shares of Series A Preferred Stock (“Series A”) with a par value of $0.01 per share. Each share of Series A has liquidation priority over any Junior Securities, is convertible into common stock at the option of the holder on a ten-for-one basis and carries no common votes unless and until converted to common stock at which time the converted shares are entitled to vote on any matter submitted to common stockholders. The Series A shares are not entitled to dividends unless and until converted to common stock at which time they would have dividend rights as common stock holders. On July 25, 2024 the Board of Directors voted to issue a total of 620,000 shares of Series A Preferred Stock, valued at approximately $3.56 per share, to eight individuals and entities.

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

The Report of Independent Registered Public Accounting Firm on the Company’s December 31, 2023 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At June 30, 2024, the Company had a working capital deficit of $851,850 and an accumulated deficit since inception of $1,353,464. The Company incurred net losses of $75,585 and $50,446 for the six months ended June 30, 2024 and 2023, respectively.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

On or about June 18, 2024, the Company and SILQ Technologies Corporation, a Delaware corporation (“SILQ”), entered into a non-binding letter of intent (the “Letter of Intent’’) to explore entering into a transaction wherein the  Company acquires SILQ pursuant to a reverse triangular merger (the “Merger”), as further described in the Company’s Form 8-K filed June 26, 2024. The terms of the proposed Merger and related transactions must be set forth in a definitive agreement. There are no assurances that the Company will be successful in negotiating an acceptable definitive agreement, when or whether a definitive agreement will be reached between the parties, or that the proposed Merger will be consummated. Even if a definitive agreement is executed, the terms of the proposed Merger may change materially from the terms set forth in the Letter of Intent. There will be many conditions to closing, many of which are outside of the parties’ control, and we cannot predict whether these conditions will be satisfied. There are no assurances when or if closing will occur, even if the parties successfully negotiate and sign a definitive agreement.

The Three and Six Months ended June 30, 2024 compared to June 30, 2023

The Company did not conduct any operations during the six-month periods ended June 30, 2024 or 2023.  At June 30, 2024, the Company had cash and total current assets in the amount of $10,168, compared to $138 at December 31, 2023.  At June 30, 2024, the Company had total current liabilities of $862,018, compared to $776,403 at December 31, 2023.  The Company had a working capital deficit of $851,850 at June 30, 2024 compared to $776,265 at December 31, 2023.

The Company did not generate revenues during the six-month periods ending June 30, 2024 or 2023.  The Company incurred general and administrative expenses of $22,979 during the three months ended June 30, 2024, compared to $14,812 during the three months ended June 30, 2023.  The Company incurred general and administrative expenses of $50,200 during the six months ended June 30, 2024, compared to $26,839 during the six months ended June 30, 2023.  Such expenses consist primarily of legal and accounting fees as well as taxes and annual fees required to maintain the Company’s corporate status.

The Company incurred other expenses of $12,953 during the three months ended June 30, 2024 compared to $11,998 during the three months ended June 30, 2023.  The Company incurred other expenses of $25,385 during the six months ended June 30, 2024 compared to $23,607 during the six months ended June 30, 2023.  Total other income and expenses consist of interest expense related to the notes payable due from the Company.

The Company incurred a net loss of $35,932 during the three months ended June 30, 2024, compared to a net loss of $26,810 during the three months ended June 30, 2023.  The Company incurred a net loss of $75,585 during the six months ended June 30, 2024, compared to a net loss of $50,446 during the six months ended June 30, 2023.

The Company has never had substantial ongoing operations. As a result, since its inception on July 26, 1990, the Company had an accumulated deficit of $1,353,464 as of June 30, 2024.

Liquidity and Capital Resources

Net cash used by operating activities was $38,920 and $12,422 during the six months ended June 30, 2024 and 2023, respectively.

Net cash provided by investing activities was $-0- during both the six months ended June 30, 2024 and 2023.

Net cash provided by financing activities was $48,950 and $12,600 during the six months ended June 30, 2024 and 2023, respectively, and consisted of loans received from related and unrelated parties.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a “smaller reporting company.”

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of June 30, 2024, the end of the period covered by this report, utilizing the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 update to the Internal Control Integrated Framework.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2024 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and Interim CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and Interim CFO concluded that our internal control over financial reporting was not effective as of June 30, 2024. The principal basis for this conclusion is (i) failure to engage sufficient resources regarding our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.  The Company is a “smaller reporting company.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following documents are included as exhibits to this report:

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location
31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing
101.INS**		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	This Filing
101.SCH**		Inline XBRL Taxonomy Extension Schema	This Filing
101.CAL**		Inline XBRL Taxonomy Extension Calculation Linkbase	This Filing
101.DEF**		Inline XBRL Taxonomy Extension Definition Linkbase	This Filing
101.LAB**		Inline XBRL Taxonomy Extension Label Linkbase	This Filing
101.PRE**		Inline XBRL Taxonomy Extension Presentation Linkbase	This Filing
104**		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	This Filing

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

Bioethics, Ltd.

Date: August 19, 2024	By: /s/ Mark A. Scharmann
Mark A. Scharmann
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)

