Form 10-Q
period 2024-09-30
BIOETHICS LTD
filed 2024-11-19
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2024

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

As of November 19, 2024, the issuer had outstanding 1,135,194 shares of common stock, par value $0.001.

BIOETHICS, LTD.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

2

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

BIOETHICS, LTD.

3

BIOETHICS, LTD.

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2024	2023*

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$17,153	$138

Total Current Assets	17,153	138

TOTAL ASSETS	$17,153	$138

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$177,193	$122,400
Accounts payable - related party	1,000	14,500
Accrued interest - related parties	91,183	98,406
Accrued interest	114,771	98,363
Convertible notes payable	35,000	35,000
Notes payable	190,000	160,000
Notes payable - related parties	270,939	247,734

Total Current Liabilities	880,086	776,403

TOTAL LIABILITIES	880,086	776,403

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.01 par value; 25,000,000 shares authorized, 620,000 and -0- shares issued and outstanding	6,200	-
Common stock, $0.001 par value; 250,000,000 shares authorized, 1,135,194 shares issued and outstanding	1,135	1,135
Additional paid-in capital	556,279	500,479
Subscription receivable	(20,000)	-
Accumulated deficit	(1,406,547)	(1,277,879)

Total Stockholders’ Deficit	(862,933)	(776,265)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,153	$138

*Derived from audited information

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	39,284	10,004	89,483	36,843

Total Operating Expenses	39,284	10,004	89,483	36,843

LOSS FROM OPERATIONS	(39,284)	(10,004)	(89,483)	(36,843)

OTHER INCOME (EXPENSES)

Interest expense	(13,799)	(12,296)	(39,185)	(35,903)

Total Other Income (Expenses)	(13,799)	(12,296)	(39,185)	(35,903)

NET LOSS BEFORE INCOME TAXES	(53,083)	(22,300)	(128,668)	(72,746)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(53,083)	$(22,300)	$(128,668)	$(72,746)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.02)	$(0.11)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,135,194	1,135,194	1,135,194	1,135,194

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

	Nine Months Ended September 30, 2024
					Additional			Total
	Preferred Stock A		Common Stock		Paid-In	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance, December 31, 2023	-	$-	1,135,914	$1,135	$500,479	$-	$(1,277,879)	$(776,265)

Net loss for the three months ended March 31, 2024	-	-	-	-	-	-	(39,653)	(39,653)

Balance, March 31, 2024	-	-	1,135,914	1,135	500,479	-	(1,317,532)	(815,918)

Net loss for the three months ended June 30, 2024	-	-	-	-	-	-	(35,932)	(35,932)

Balance, June 30, 2024	-	-	1,135,914	1,135	500,479	-	(1,353,464)	(851,850)

Preferred stock issued for cash	620,000	6,200	-	-	55,800	(20,000)	-	42,000

Net loss for the three months ended September 30, 2024	-	-	-	-	-	-	(53,083)	(53,083)

Balance, September 30, 2024	620,000	$6,200	1,135,914	$1,135	$556,279	$(20,000)	$(1,406,547)	$(862,933)

	Nine Months Ended September 30, 2023
					Additional			Total
	Preferred Stock A		Common Stock		Paid-In	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance, December 31, 2022	-	$-	1,135,914	$1,135	$500,479	$-	$(1,180,730)	$(679,116)

Net loss for the three months ended March 31, 2023	-	-	-	-	-	-	(23,636)	(23,636)

Balance, March 31, 2023			1,135,914	1,135	500,479	-	(1,204,366)	(702,752)

Net loss for the three months ended June 30, 2023	-	-	-	-	-	-	(26,810)	(26,810)

Balance, June 30, 2023			1,135,914	1,135	500,479	-	(1,231,176)	(729,562)

Net loss for the three months ended September 30, 2023	-	-	-	-	-	-	(22,300)	(22,300)

Balance, September 30, 2023	-	$-	1,135,914	$1,135	$500,479	$-	$(1,253,476)	$(751,862)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(128,668)	$(72,746)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	54,793	16,231
Accounts payable - related party	(13,500)	4,500
Accrued interest - related parties	(7,223)	20,346
Accrued interest	16,408	15,557

Net Cash Used by Operating Activities	(78,190)	(16,112)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of preferred stock	42,000	-
Proceeds from notes payable	30,000	-
Proceeds from notes payable - related parties	23,205	16,300

Net Cash Provided by Financing Activities	95,205	16,300

INCREASE IN CASH AND CASH EQUIVALENTS	17,015	188

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	138	295

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,153	$483

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$5,000	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INFORMATION:
Preferred stock subscription receivable	$20,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOETHICS, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2024 and 2023

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

The accompanying financial statements are condensed and have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the nine months ended September 30, 2024 and 2023 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2023 audited financial statements.  The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year.

NOTE 2 ‑ RELATED PARTY TRANSACTIONS

Management Compensation - During the nine months ended September 30, 2024 and 2023, the Company did not pay any compensation to its officers and directors.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s President $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $4,500 during each of the nine months ended September 30, 2024 and 2023, which is included in the general and administrative expenses on the statements of operations. The amount payable at December 31, 2023 was $14,500. During the nine months ended September 30, 2024, the Company paid 15,000, resulting in $4,000 payable at September 30, 2024.

On March 8, 2018, the Company entered into a promissory note with a newly-affiliated party in the amount of $43,250. The note is payable on demand and carries interest at 10% per annum. Interest expense for the nine months ended September 30, 2024 and 2023 was $3,238 and $3,235, respectively, resulting in accrued interest of $ 28,394 and $25,156 at September 30, 2024 and December 31, 2023, respectively. Principal balance on the note at September 30, 2024 and December 31, 2023 was $43,250.

On December 12, 2017, the Company entered into a promissory note with its President in the amount of $107,000.  On various dates from the origin of the note through December 31, 2023, the officer advanced the Company an additional $118,170, and the Company made payments of $20,686, resulting in the total note principal balance of $204,484 at December 31, 2023.  During the nine months ended September 30, 2024 and 2023, the Company received an additional $23,205 and $16,300, respectively, and did not make any repayments of the principal balance resulting in the total note principal balance of $227,689 at September 30, 2024.  The cumulative note balance is uncollateralized, due on demand, and carries interest at 12% per annum. Interest expense on the note for the nine months ended September 30, 2024 and 2023 was $19,540 and $17,111, respectively, of which the Company repaid $20,000 during the nine months ended September 30, 2024, resulting in accrued interest totaling $62,789 and $73,250 at September 30, 2024 and December 31, 2023, respectively.

BIOETHICS, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2024 and 2023

NOTE 3 - NOTES PAYABLE

On June 14, 2016, the Company issued a promissory note in the principal amount of $35,000 to an unaffiliated lender. The Note is due on demand at any time after its original maturity date of June 14, 2017, and carries an interest rate of 8% per annum. Interest expense for the nine months ended September 30, 2024 and 2023 totaled $2,096 and $2,094, respectively, resulting in accrued interest at September 30, 2024 and December 31, 2023 of $23,238 and $21,142, respectively. Principal balance due on the note at September 30, 2024 and December 31, 2023 was $35,000.

On August 15, 2018, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note was due on November 15, 2018, is currently in default, and carries an interest rate of 12% per annum. Interest expense for the nine months ended September 30, 2024 and 2023 totaled $898 and $898, respectively, resulting in accrued interest at September 30, 2024 and December 31, 2023 of $6,606 and $5,707, respectively. Principal balance on the note at September 30, 2024 and December 31, 2023 was $10,000.

On November 15, 2018, the Company issued a promissory note in the principal amount of $20,000 to an unaffiliated lender. The Note was due on February 15, 2019, is currently in default, and carries an interest rate of 12% per annum. Interest expense for the nine months ended September 30, 2024 and 2023 totaled $1,797 and $1,795, respectively, resulting in accrued interest at September 30, 2024 and December 31, 2023 of $13,212 and $11,415, respectively. Principal balance on the note at September 30, 2024 and December 31, 2023 was $20,000.

On December 31, 2018, the Company issued a promissory note in the principal amount of $30,000 to an unaffiliated lender. The Note was due on December 31, 2019, is currently in default, and carries an interest rate of 12% per annum. Interest expense for the nine months ended September 30, 2024 and 2023 totaled $2,695 and $2,693, respectively, resulting in accrued interest at September 30, 2024 and December 31, 2023 of $19,817 and $17,122, respectively. Principal balance on the note at September 30, 2024 and December 31, 2023 was $30,000.

On January 23, 2019, the Company issued a promissory note in the principal amount of $50,000 to an unaffiliated lender. The Note was due on January 23, 2022, is currently in default, and carries an interest rate of 12% per annum. Interest expense for the nine months ended September 30, 2024 and 2023 totaled $4,492 and $4,488, respectively, resulting in accrued interest at September 30, 2024and December 31, 2023 of $33,029 and $28,537, respectively. Principal balance on the note at September 30, 2024 and December 31, 2023 was $50,000.

On May 1, 2020, the Company issued a promissory note in the principal amount of $5,000 to an unaffiliated lender. The Note was due on May 1, 2022 and is now due on demand and carries an interest rate of 12% per annum. Interest expense for the nine months ended September 30, 2024 and 2023 totaled $449 and $449, respectively, resulting in accrued interest at September 30, 2024 and December 31, 2023 of $2,640 and $2,191, respectively. Principal balance on the note at September 30, 2024 and December 31, 2023 was $5,000.

On April 18, 2022, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note was due on April 18, 2023 and is now due on demand and carries an interest rate of 8% per annum. Interest expense for the nine months ended September 30, 2024 and 2023 totaled $599 and $598, respectively, resulting in accrued interest at September 30, 2024 and December 31, 2023 of $1,962 and $1,363, respectively. Principal balance on the note at September 30, 2024 and December 31, 2023 was $10,000.

On May 9, 2024, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note is due on May 9, 2025 and carries an interest rate of 10% per annum. Interest expense for the nine months ended September 30, 2024 and 2023 totaled $395 and $-0-, respectively, resulting in accrued interest at September 30, 2024 and December 31, 2023 of $395 and $-0-, respectively. Principal balance on the note at September 30, 2024 and December 31, 2023 was $10,000 and $-0-, respectively.

On June 21, 2024, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note is due on June 21, 2025 and carries an interest rate of 10% per annum. Interest expense for the nine months ended September 30, 2024 and 2023 totaled $277 and $-0-, respectively, resulting in accrued interest at September 30, 2024 and December 31, 2023 of $277 and $-0-, respectively. Principal balance on the note at September 30, 2024 and December 31, 2023 was $10,000 and $-0-, respectively.

On June 25, 2024, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note is due on June 25, 2025 and carries an interest rate of 10% per annum. Interest expense for the nine months ended September 30, 2024 and 2023 totaled $267 and $-0-, respectively, resulting in accrued interest at September 30, 2024 and December 31, 2023 of $267 and $-0-, respectively. Principal balance on the note at September 30, 2024 and December 31, 2023 was $10,000 and $-0-, respectively.

BIOETHICS, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2024 and 2023

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On December 18, 2019, the Company issued a convertible promissory note in the original principal amount of $10,000 to a lender. The Note was due on June 18, 2020, is currently in default, and carries an interest rate of 8% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $2.00 per share.  The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $4,000, which was amortized over the life of the promissory note.  At September 30, 2024 and December 31, 2023, the unamortized debt discount was $-0-, and the net convertible note balance was $10,000.  The amortization of debt discount was $- 0- during the nine months ended September 30, 2024 and September 30, 2023. Interest expense for the nine months ended September 30, 2024 and 2023 totaled $798 and $898, respectively, resulting in accrued interest at September 30, 2024 and December 31, 2023 of $4,028 and $3,231, respectively. Principal balance on the note at September 30, 2024and December 31, 2023 was $10,000.

On June 9, 2020, the Company issued a convertible promissory note in the original principal amount of $10,000 to a lender. The Note was due on June 9, 2021, is currently in default, and carries an interest rate of 10% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $2.50 per share.  The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $6,200, which was amortized over the life of the promissory note.  At September 30, 2024 and December 31, 2023, the unamortized debt discount was $- 0, and the net convertible note balance was $10,000.  The amortization of debt discount was $- 0- during the nine months ended September 30, 2024 and 2023, respectively. Interest expense for the nine months ended September 30, 2024 and 2023 totaled $749 and $748, respectively, resulting in accrued interest at September 30, 2024 and December 31, 2023 of $4,310 and $3,562. Principal balance on the note at September 30, 2024 and December 31, 2023 was $10,000.

On August 3, 2020, the Company issued a convertible promissory note in the original principal amount of $15,000 to a lender. The Note was due on August 3, 2021, is currently in default, and carries an interest rate of 8% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $7.00 per share.  The Company did not recognize a beneficial conversion feature or debt discount as the conversion price was higher than the market price at the time of issuance of the note. Interest expense for the nine months ended September 30, 2024 and 2023 totaled $898 and $898, respectively, resulting in accrued interest at September 30, 2024 and December 31, 2023 of $4,992 and $4,093. Principal balance on the note at September 30, 2024 and December 31, 2023 was $15,000.

NOTE 5 – EQUITY TRANSACTIONS

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock.  There were no common stock transactions during the nine months ended September 30, 2024 or 2023, resulting in 1,135,194 shares of common stock issued and outstanding at September 30, 2024 and December 31, 2023.

 Preferred Stock

The Company has authorized 25,000,000 shares of Preferred Stock. On July 1, 2024 the Company filed with the State of Nevada for the designation of 6,000,000 shares of Series A Preferred Stock (“Series A”) with a par value of $0.01 per share. Each share of Series A has liquidation priority over any Junior Securities, is convertible into common stock at the option of the holder on a ten-for-one basis and carries no common votes unless and until converted to common stock at which time the converted shares are entitled to vote on any matter submitted to common stockholders. The Series A shares are not entitled to dividends unless and until converted to common stock at which time they would have dividend rights as common stock holders. On July 25, 2024 the Board of Directors voted to issue a total of 620,000 shares of Series A Preferred Stock at $0.10 per share for a total of $62,000. As of September 30, 2024 the Company had received $42,000 of the proceeds and the remaining $20,000 is reflected as a subscription receivable.

NOTE 6 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception totaling $1,406,547 and has no on-going operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock, or through a possible business combination.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

BIOETHICS, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2024 and 2023

NOTE 7 – LOSS PER SHARE

The computation of basic loss per share is based on the weighted average number of shares outstanding during each period.

The following data show the amounts used in computing loss per share for the nine months ended:

	September 30, 2024	September 30, 2023

Net loss (numerator)	$(128,668)	$(72,746)
Weighted average shares outstanding (denominator)	1,135,194	1,135,194
Basic and fully diluted net loss per share amount	$(0.11)	$(0.06)

Loss Per Share - The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. At September 30, 2024 the Company had convertible debt outstanding that is convertible into 15,596 shares of common stock, and Series A Preferred Stock convertible into 6,200,000 shares of common stock. At September 30, 2023 the Company had convertible debt outstanding that was convertible into 15,281 shares of common stock, and Series A Preferred Stock convertible into 0 shares of common stock. The common stock issuable from the convertible debt, and preferred stock was not included, as it would be anti-dilutive due to the net losses incurred.

NOTE 8 – SUBSEQUENT EVENTS

On October 16, 2024, the Company issued a convertible debenture in the principal amount of $50,000 to a lender. The Note is due on October 16, 2025 and carries an interest rate of 10% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $2.00 per share.

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

The Report of Independent Registered Public Accounting Firm on the Company’s December 31, 2023 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At September 30, 2024, the Company had a working capital deficit of $862,933 and an accumulated deficit since inception of $1,406,547. The Company incurred net losses of $128,668 and $72,746 for the nine months ended September 30, 2024 and 2023, respectively.  There can be no assurance that the Company will be able to obtain the additional debt or equity capital required to continue its operations.

On or about September 20, 2024, the Company and SILQ Technologies Corporation, a Delaware corporation (“SILQ”), entered into an agreement and plan of merger (the “Agreement”) wherein the Company will acquire SILQ pursuant to a reverse triangular merger (the “Merger”), as further described in the Company’s Form 8-K filed September 25, 2024. There are no assurances that the Merger will be consummated. There are many conditions to closing, many of which are outside of the parties’ control, and we cannot predict whether these conditions will be satisfied. There are no assurances when or if closing will occur.

The Three and nine Months ended September 30, 2024 compared to September 30, 2023

The Company did not conduct any operations during the nine-month periods ended September 30, 2024 or 2023.  At September 30, 2024, the Company had cash and total current assets in the amount of $17,153, compared to $138 at December 31, 2023.  At September 30, 2024, the Company had total current liabilities of $880,086, compared to $776,403 at December 31, 2023.  The Company had a working capital deficit of $862,933 at September 30, 2024 compared to $776,265 at December 31, 2023.

The Company did not generate revenues during the nine-month periods ending September 30, 2024 or 2023.  The Company incurred general and administrative expenses of $39,284 during the three months ended September 30, 2024, compared to $10,004 during the three months ended September 30, 2023.  The Company incurred general and administrative expenses of $89,483 during the nine months ended September 30, 2024, compared to $36,843 during the nine months ended September 30, 2023.  Such expenses consist primarily of legal and accounting fees as well as taxes and annual fees required to maintain the Company’s corporate status.

The Company incurred other expenses of $13,799 during the three months ended September 30, 2024 compared to $12,296 during the three months ended September 30, 2023.  The Company incurred other expenses of $39,185 during the nine months ended September 30, 2024 compared to $35,903 during the nine months ended September 30, 2023.  Total other income and expenses consist of interest expense related to the notes payable due from the Company.

The Company incurred a net loss of $53,083 during the three months ended September 30, 2024, compared to a net loss of $22,300 during the three months ended September 30, 2023.  The Company incurred a net loss of $128,668 during the nine months ended September 30, 2024, compared to a net loss of $72,746 during the nine months ended September 30, 2023.

The Company has never had substantial ongoing operations. As a result, since its inception on July 26, 1990, the Company had an accumulated deficit of $1,406,547 as of September 30, 2024.

Liquidity and Capital Resources

Net cash used by operating activities was $78,190 and $16,112 during the nine months ended September 30, 2024 and 2023, respectively.

Net cash provided by investing activities was $-0- during both the nine months ended September 30, 2024 and 2023.

Net cash provided by financing activities was $95,205 and $16,300 during the nine months ended September 30, 2024 and 2023, respectively, and consisted of loans received from related and unrelated parties.

Since the Company does not generate any revenues from operations, it is dependent on sales of securities, loans, or contributions from its stockholders in order to pay its operating costs. In addition, in the event the Company locates a suitable candidate for potential acquisition, the Company will require additional funds to pay the costs of negotiating and completing the acquisition of such candidate.  Other than as noted elsewhere in this filing the Company has not entered into any agreement or arrangement for the provision of any additional funding and no assurances can be given that such funding will be available to the Company on terms acceptable to it or at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a “smaller reporting company.”

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of September 30, 2024, the end of the period covered by this report, utilizing the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 update to the Internal Control Integrated Framework.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2024 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and Interim CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and Interim CFO concluded that our internal control over financial reporting was not effective as of September 30, 2024. The principal basis for this conclusion is (i) failure to engage sufficient resources regarding our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Bioethics, Ltd.

Date: November 19, 2024	By: /s/ Mark A. Scharmann
Mark A. Scharmann
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)

