Form 10-K
period 2024-12-31
BIOETHICS LTD
filed 2025-08-13
CIK 894560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2024

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

Yes ☒.    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The Company is a “shell” company and its common stock trades sporadically in the over-the-counter market and no active trading market exists. As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding shares of the registrant’s common stock held by non-affiliates was $292,914, based upon a closing price of $2.25 per common share.

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

As of July 31, 2025, there were 3,600,194 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2024).

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is included on the OTC Pink Marketplace under the symbol “BOTH.”  On July 30, 2025, the published closing price was $1.25 for the Company’s common stock on the OTC Pink Marketplace.

At December 31, 2024, there were approximately 384 holders of record of the Company’s common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2024 fiscal year.

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

The Report of Independent Registered Public Accounting Firm on the Company’s 2024 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations. The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern. At December 31, 2024, the Company had a working capital deficit of $931,220 and an accumulated deficit of $1,454,834. The Company incurred net losses of $176,955 and $97,149 for its fiscal years ended December 31, 2024 and 2023, respectively. There can be no assurance that the Company will be able to obtain the additional debt or equity capital required to continue its operations.

On or about September 20, 2024, the Company and SILQ Technologies Corporation, a Delaware corporation (“SILQ”), entered into an agreement and plan of merger (the “Agreement”) wherein the Company would acquire SILQ pursuant to a reverse triangular merger (the “Merger”), as further described in the Company’s Form 8-K filed September 25, 2024. There are no assurances that the Merger will be consummated. There are many conditions to closing, many of which are outside of the parties’ control, and we cannot predict whether these conditions will be satisfied. There are no assurances when or if closing will occur. The Agreement has subsequently expired and has not been extended as of the date of this report.

The Fiscal Year Ended December 31, 2024 Compared to the Fiscal Year Ended December 31, 2023

The Company did not conduct any operations during its fiscal year ended December 31, 2024 or 2023. At December 31, 2024, the Company had cash in the amount of $14,664 as compared to cash at December 31, 2023 in the amount of $138.

At December 31, 2024, the Company had current liabilities of $945,884, consisting of accounts payable of $192,788, accounts payable – related party of $1,500, accrued interest payable – related parties of $44,355, accrued interest of $121,552, convertible notes payable of $110,000, notes payable of $190,000, and notes payable – related parties of $285,689. At December 31, 2023, the Company had current liabilities of $776,403, consisting of accounts payable of $122,400, accounts payable – related party of $14,500, accrued interest payable – related parties of $98,406, accrued interest of $98,363, convertible notes payable of $35,000, notes payable of $160,000, and notes payable – related parties of $247,734.  The Company had a working capital deficit of $931,220 at December 31, 2024 as compared to a working capital deficit of $776,265 at December 31, 2023.

The Company did not generate revenues during its 2024 or 2023 fiscal years. The Company’s general and administrative expenses were $122,817 during the year ended December 31, 2024 as compared to $50,442 during the year ended December 31, 2023.

The Company incurred interest expense of $54,138 during the year ended December 31, 2024 as compared to interest expense of $46,707 during the year ended December 31, 2023.

The Company incurred a net loss of $176,955 during the year ended December 31, 2024 as compared to a net loss of $97,149 during the year ended December 31, 2023.

Net cash used by operating activities was $150,429 during the 2024 fiscal year resulting from the net loss of $176,955, which was offset by increases of $70,388 in accounts payable and $23,189 in accrued interest, and decreases of $13,000 in accounts payable - related party and $54,051 in accrued interest - related parties.  For the fiscal year 2023, net cash used by operating activities was $22,307 resulting from the net loss of $97,149, which was offset by increases of $28,135 in accounts payable and accounts payable - related party, and $46,707 in accrued interest and accrued interest - related parties.

There were no cash flows from investing activities during the 2024 and 2023 fiscal years.

Net cash provided by financing activities was $164,955 during the 2024 fiscal year which consisted of proceeds received from the issuance of notes payable of $30,000, convertible notes payable of $75,000, notes payable – related parties of $37,955, and proceeds from the sale of stock of $22,000.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of December 31, 2024, the end of the period covered by this report, utilizing the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 update to the Internal Control Integrated Framework.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2024 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.  In making this evaluation, our management used the COSO framework (2013), an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, with the participation of our Chief Executive Officer/Chief Financial Officer concluded that as of December 31, 2024, the Company’s internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions Held
Mark Scharmann	66	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Doug Morris	69	Vice President of Corporate Development, Director
Elliott N. Taylor	66	Director

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

Doug Morris.  Mr. Morris is a seasoned entrepreneur, investor, and corporate executive with over 40 years of experience in mergers and acquisitions, specializing in emerging growth companies. Since 2007, he has served as a co-founder, officer, and director of Bio-Path Holdings, Inc. (OTC Market: BPTH) a publicly traded, oncology-focused biotechnology company. Bio-Path leverages its proprietary DNAbilize® platform technology to deliver DNA therapeutics directly into the inner cell and is currently conducting multi-faceted human clinical trials utilizing this innovative approach.

In addition to his role at Bio-Path, Mr. Morris serves as an officer and director of two publicly traded companies seeking business merger combinations: Spirits Time International, Inc. (OTC Market: SRSG) and Bioethics, LTD. (OTC Market: BOTH).

Previously, from 2013 to 2016, he was a co-founder, managing member, and Secretary of nCAP Holdings, LLC, a privately held technology-based company. From 1993 to 2010, he was the co-founder, Chairman of the Board, and President of Celtic Investment, Inc., the parent company of Celtic Bank, an FDIC-insured financial institution. Celtic Bank grew from a de novo institution into a nationwide lender specializing in SBA loans, becoming a leader in transactional loan volume across all 50 states.

Mr. Morris also played a pivotal role in the global trade data industry. In 2003, he led the acquisition of Customs Info, LLC from KPMG, later co-founding Global Data Mining. Over the next decade, both companies became one of the world’s largest global trade data platforms. In 2014, they were acquired by Descartes Information Systems, providing investors with a significant return on investment.

Beyond his corporate leadership, Mr. Morris has been actively involved in business consulting. From 1990 to 2018, he operated Hyacinth Resources, LLC, a strategic consulting firm, and continues to serve as a managing member of Sycamore Ventures, LLC, a privately held consulting company.

Mr. Morris holds a Bachelor of Arts from Brigham Young University and pursued graduate studies in Public Administration at the University of Southern California.

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

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during 2024 and took action by unanimous written consents in lieu of meetings.  Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not have an annual stockholder meeting during the prior year.

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

The Company’s directors do not receive any compensation for serving as directors of the Company and no compensation was paid to the Company’s President during the 2024 or 2023 fiscal years.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of July 31, 2025, the number of shares of the Company’s common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s common stock, and by each of the Company’s officers and directors, and by all officers and directors as a group. On such date there were 3,335,194 shares of the Company’s common stock issued and outstanding.

Name	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage Of Class

Mark Scharmann, CEO and Director	Common Stock	1,030,000	29%
Doug Morris, Vice President of Corporate Development, Director	Common Stock	500,000	14%
Elliott Taylor, Director	Common Stock	675,010	19%
RVCA Partners, LLC	Common Stock	500,000	14%
David Knudson	Common Stock	500,000	14%
All Executive Officers And Directors as a Group (Three Persons)	Common Stock	2,205,010	62%

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s President $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company recorded rent expense of $6,000 and $6,000 during the years ended December 31, 2024 and 2023, respectively, which is included in the general and administrative expenses on the statements of operations, of which $14,500 and $1,500 remains payable at December 31, 2024 and 2023, respectively.

In December 2017, the Company borrowed $107,000 from its President pursuant to an unsecured promissory note.  On various dates since then, the officer advanced the Company additional money and the company made payments on the principal amount of the note resulting in total note balances of $242,439 and $204,484 at December 31, 2024 and 2023, respectively.  The cumulative note balance is uncollateralized, due on demand, and accrues interest at 12% per annum.  Interest expense on the note for the years ended December 31, 2024 and 2023 was $26,624 and $23,197, respectively, of which the Company repaid $85,000 during the year ended December 31, 2024. Accrued interest on the note totaled $14,874 and $73,250 at December 31, 2024 and 2023, respectively.

On March 8, 2018, the Company entered into a promissory note with a newly affiliated party in the amount of $43,250.  The note is payable on demand and carries interest at 10% per annum.  Accrued interest and interest expense as of and for the year ended December 31, 2024 was $29,481, and $4,325, respectively.  Accrued interest and interest expense as of and for the year ended December 31, 2023 was $25,156, and $4,325, respectively.

Item 14.  Principal Accounting Fees and Services

During the fiscal years ended December 31, 2024 and 2023, fees for services provided by our independent auditing firm, Pinnacle Accountancy Group of Utah (a dba of Heaton & Company, PLLC) were as follows:

	Year Ended
	December 31,
	2024	2023

Auditor Fees	$500	$9,100
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$500	$9,100

On October 30, 2023, the Company dismissed Heaton & Company, PLLC, dba Pinnacle Accountancy Group of Utah as its independent registered accounting firm and engaged L J Soldinger Associates, LLC, as its new independent registered accounting firm.

During the fiscal years ended December 31, 2024 and 2023, fees for services provided by our independent auditing firm, L J Soldinger Associates, LLC were as follows:

	Year Ended
	December 31,
	2024	2023

Auditor Fees	$22,000	$3,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$22,000	$3,000

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

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report.

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location
3.1	3	Articles of Incorporation	Incorporated by Reference(1)
3.2	3	Bylaws	Incorporated by Reference(1)
10.1	10	Promissory Note dated January 18, 2010	Incorporated by Reference(2)
10.2	10	Promissory Note dated May 10, 2011	Incorporated by Reference(3)
10.3	10	Promissory Note dated June 27, 2011	Incorporated by Reference(3)
10.4	10	Promissory Note dated July 16, 2012	Incorporated by Reference(4)
10.5	10	Promissory Note dated May 10, 2013	Incorporated by Reference(5)
31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing
101.INS(6)		Inline XBRL Instance Document	This Filing
101.SCH(6)		Inline XBRL Taxonomy Extension Schema	This Filing
101.CAL(6)		Inline XBRL Taxonomy Extension Calculation Linkbase	This Filing
101.DEF(6)		Inline XBRL Taxonomy Extension Definition Linkbase	This Filing
101.LAB(6)		Inline XBRL Taxonomy Extension Label Linkbase	This Filing
101.PRE(6)		Inline XBRL Taxonomy Extension Presentation Linkbase	This Filing
104(6)		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	This Filing

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

Bioethics, Ltd. (Registrant)

Date: August 13, 2025	By:	/s/ Mark Scharmann
Mark Scharmann
President, Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 13, 2025	By:	/s/ Mark Scharmann
Mark Scharmann
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which

Have Not Registered Securities Pursuant to Section 12 of the Act

The Company did not provide any annual report to its security holders covering the fiscal year ended December 31, 2024.

As of the date of this report, the Company has not sent a proxy statement, form of proxy or other proxy soliciting material to more than ten of its security holders with respect to any annual or other meeting of security holders during 2024 or 2023.

BIOETHICS, LTD.

FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

F-1

BIOETHICS, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Bioethics, LTD

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bioethics, LTD (the Company) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully explained in Note 4, the Company has incurred losses since inception and a net loss of approximately $177 thousand during the current year ended December 31, 2024 and a accumulated deficit of approximately $1,454,834 and has no ongoing operations. These facts raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plans are more fully described in Note 4 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ L J Soldinger Associates, LLC

We have served as the Company’s auditor since 2023.

Deer Park, IL

August 13, 2025

BIOETHICS, LTD.

Balance Sheets

	December 31,	December 31,
	2024	2023

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$14,664	$138

Total Current Assets	14,664	138

TOTAL ASSETS	$14,664	$138

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$192,788	$122,400
Accounts payable - related party	1,500	14,500
Accrued interest - related parties	44,355	98,406
Accrued interest	121,552	98,363
Convertible notes payable	110,000	35,000
Notes payable	190,000	160,000
Notes payable - related parties	285,689	247,734

Total Current Liabilities	945,884	776,403

TOTAL LIABILITIES	945,884	776,403

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value; 25,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized, 3,335,194 and 1,135,194 shares issued and outstanding	3,335	1,135
Additional paid-in capital	520,279	500,479
Accumulated deficit	(1,454,834)	(1,277,879)
Total Stockholders’ Deficit	(931,220)	(776,265)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$14,664	$138

The accompanying notes are an integral part of these audited financial statements.

BIOETHICS, LTD.

Statements of Operations

	For the Years Ended
	December 31,
	2024	2023

NET REVENUES	$-	$-

OPERATING EXPENSES

General and administrative	122,817	50,442

Total Operating Expenses	122,817	50,442

LOSS FROM OPERATIONS	(122,817)	(50,442)

OTHER INCOME (EXPENSES)

Interest expense	(54,138)	(46,707)

Total Other Income (Expenses)	(54,138)	(46,707)

NET LOSS BEFORE INCOME TAXES	(176,955)	(97,149)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(176,955)	$(97,149)

BASIC AND DILUTED LOSS PER SHARE	$(0.12)	$(0.09)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	1,493,117	1,135,194

The accompanying notes are an integral part of these audited financial statements.

BIOETHICS, LTD.

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2024 and 2023

					Additional			Total
	Preferred Stock A		Common Stock		Paid-In	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance, January 1, 2023	-	$-	1,135,914	$1,135	$500,479	$-	$(1,180,730)	$(679,116)

Net loss for the year ended
December 31, 2023	-	-	-	-	-	-	(97,149)	(97,149)

Balance, December 31, 2023	-	-	1,135,914	1,135	500,479	-	(1,277,879)	(776,265)

Preferred stock issued for cash	620,000	6,200	-	-	55,800	(20,000)	-	42,000

Preferred stock issued for cash rescinded	(400,000)	(4,000)	-	-	(36,000)	20,000	-	(20,000)

Preferred stock converted to common	(220,000)	(2,200)	2,200,000	2,200	-	-	-	-

Net loss for the year ended
December 31, 2024	-	-	-	-	-	-	(176,955)	(176,955)

Balance, December 31, 2024	-	$-	3,335,914	$3,335	$520,279	$-	$(1,454,834)	$(931,220)

The accompanying notes are an integral part of these audited financial statements.

BIOETHICS, LTD.

Statements of Cash Flows

(Unaudited)

	For the Years Ended
	December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(176,955)	$(97,149)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	70,388	22,135
Accounts payable - related party	(13,000)	6,000
Accrued interest - related parties	(54,051)	27,523
Accrued interest	23,189	19,184

Net Cash Used by Operating Activities	(150,429)	(22,307)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of stock	42,000	-
Repayment of cash for rescinded preferred stock	(20,000)
Proceeds from convertible notes payable	75,000	-
Proceeds from notes payable	30,000	-
Proceeds from notes payable - related parties	37,955	22,150

Net Cash Provided by Financing Activities	164,955	22,150

INCREASE IN CASH AND CASH EQUIVALENTS	14,526	(157)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	138	295

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$14,664	$138

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$85,000	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

Fixed Assets - Property and equipment are recorded at cost. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of assets are capitalized. Depreciation on property and equipment is computed using the straight-line method over the assets’ estimated useful lives.

NOTE 2 ‑ INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.” This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company has no tax provisions at December 31, 2024 and 2023, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2024 and 2023, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2024 and 2023.

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

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2024 and 2023:

	2024	2023
Deferred tax assets:
NOL carryover	$298,000	261,000
Extinguishment of debt with shares	28,000	28,000
Valuation allowance	(326,000)	(289,000)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. Federal income tax rate of 21% to pretax income from continuing operations for the periods ended December 31, 2024 and 2023 due to the following:

	2024	2023

Current Federal Tax (21%)	$37,000	$20,000
Change in valuation allowance	(37,000)	(20,000)

Tax at effective rate	$-	$-

At December 31, 2024, the Company had net operating loss carryforwards of approximately $1,455,000 that may be offset against future taxable income from the year 2024 through 2044.  No tax benefit has been reported in the December 31, 2024 or 2023 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  There is no provision for state taxes, since the Company’s operations have been limited to administrative expenses and fund-raising in the state of its incorporation (Nevada) which has no income tax.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2024, 2023 and 2022.

NOTE 3 ‑ RELATED PARTY TRANSACTIONS

Management Compensation - For the years ended December 2024 and 2023, the Company did not pay any compensation to its officers and directors.

Office Space – Beginning August 2017, the Company entered into an oral agreement to pay the Company’s President $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $6,000 and $6,000 during the years ended December 31, 2024 and 2023, respectively, which is included in the general and administrative expenses on the statements of operations.  The amount payable at December 31, 2023 was $14,500. During the year ended December 31, 2024, the Company paid $19,000, resulting in $1,500 payable at December 31, 2024.

Notes Payable – On December 12, 2017, the Company borrowed $107,000 from its President pursuant to an unsecured promissory note.  On various dates since then, the officer advanced the Company additional money, including $37,955 and $22,150 during the years ended December 31, 2024 and 2023, respectively, resulting in total note balances of $242,439 and $204,484 at December 31, 2024 and 2023, respectively.  The cumulative note balance is uncollateralized, due on demand, and accrues interest at 12% per annum. Interest expense on the note for the years ended December 31, 2024 and 2023 was $26,624 and $23,197, respectively. The Company paid $85,000 of accrued interest during the year ended December 31, 2024, resulting in accrued interest totaling $14,874 and $73,250 at December 31, 2024 and December 31, 2023, respectively.

Notes Payable - On March 8, 2018, the Company entered into a promissory note with a newly affiliated party in the amount of $43,250. The note is payable on demand and carries interest at 10% per annum.  Interest expense for the years ended December 31, 2024 and 2023 was $4,325 and $4,325, respectively, resulting in accrued interest of $29,481 and $25,156 at December 31, 2024 and 2023, respectively.  Principal balance on the note at December 31, 2024 and 2023 was $43,250.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception totaling $1,454,834 as of December 31, 2024 and has no on-going operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock, or through a possible business combination. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 - LOSS PER SHARE

The computation of basic loss per share is based on the weighted average number of shares outstanding during each year.

The following data show the amounts used in computing loss per share:

	December 31,
	2024	2023

Net loss (numerator)	$(176,955)	$(97,149)
Weighted average shares outstanding (denominator)	1,493,117	1,135,194
Basic and fully diluted net loss per share amount	$(0.12)	$(0.09)

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents as detailed in the following chart.  In 2024 and 2023, the inclusion of these shares on the statement of operations would have resulted in a weighted average shares fully diluted number that was anti-dilutive and as such they are excluded.

The following data show the fully diluted shares for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023

Basic weighted average shares outstanding	1,493,117	1,135,194
Convertible debt	167,789	14,769
Total	1,660,906	1,149,963

NOTE 6 – NOTES PAYABLE

On June 14, 2016, the Company issued a promissory note in the principal amount of $35,000 to an unaffiliated lender. The Note is due on demand at any time after its original maturity date of June 14, 2017 and carries an interest rate of 8% per annum. Interest expense for the years ended December 31, 2024 and 2023 totaled $2,800 and $2,800, respectively, resulting in accrued interest at December 31, 2024 and 2023 of $23,942 and $21,142, respectively. Principal balance on the note at December 31, 2024 and 2023 was $35,000.

On August 15, 2018, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note was due on November 15, 2018, is currently in default, and carries an interest rate of 12% per annum. Interest expense for the years ended December 31, 2024 and 2023 totaled $1,200 and $1,200, respectively, resulting in accrued interest at December 31, 2024 and 2023 of $6,907 and $5,707, respectively. Principal balance on the note at December 31, 2024 and 2023 was $10,000.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

On November 15, 2018, the Company issued a promissory note in the principal amount of $20,000 to an unaffiliated lender. The Note was due on February 15, 2019, is currently in default, and carries an interest rate of 12% per annum. Interest expense for the years ended December 31, 2024 and 2023 totaled $2,400 and $2,400, respectively, resulting in accrued interest at December 31, 2024 and 2023 of $13,815 and $11,415, respectively. Principal balance on the note at December 31, 2024 and 2023 was $20,000.

On December 31, 2018, the Company issued a promissory note in the principal amount of $30,000 to an unaffiliated lender. The Note was due on December 31, 2019, is currently in default, and carries an interest rate of 12% per annum. Interest expense for the years ended December 31, 2024 and 2023 totaled $3,600 and $3,600, respectively, resulting in accrued interest at December 31, 2024 and 2023 of $20,722 and $17,122, respectively. Principal balance on the note at December 31, 2024 and 2023 was $30,000.

On January 23, 2019, the Company issued a promissory note in the principal amount of $50,000 to an unaffiliated lender. The Note was due on January 23, 2020, is currently in default, and carries an interest rate of 12% per annum. Interest expense for the years ended December 31, 2024 and 2023 totaled $6,000 and $6,000, respectively, resulting in accrued interest at December 31, 2024 and 2023 of $34,537 and $28,537, respectively. Principal balance on the note at December 31, 2024 and 2023 was $50,000.

On May 1, 2020, the Company issued a promissory note in the principal amount of $5,000 to an unaffiliated lender. The Note was due on May 1, 2021, is currently in default, and carries an interest rate of 12% per annum. Interest expense for the years ended December 31, 2024 and 2023 totaled $600 and $600, respectively, resulting in accrued interest at December 31, 2024 and 2023 of $2,791 and $2,191. Principal balance on the note at December 31, 2024 and 2023 was $5,000.

On April 18, 2022, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note was due on April 18, 2023, is currently in default, and carries an interest rate of 8% per annum. Interest expense for the years ended December 31, 2024 and 2023 totaled $800 and $565, respectively, resulting in accrued interest at December 31, 2024 and 2023 of $2,163 and $1,363, respectively. Principal balance on the note at December 31, 2024 and 2023 was $10,000.

On May 9, 2024, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note is due on May 9, 2025 and carries an interest rate of 10% per annum. Interest expense for the years ended December 31, 2024 and 2023 totaled $647 and $-0-, respectively, resulting in accrued interest at December 31, 2024 and 2023 of $647 and $-0-, respectively. Principal balance on the note at December 31, 2024 and December 31, 2023 was $10,000 and $-0-, respectively.

On June 21, 2024, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note is due on June 21, 2025 and carries an interest rate of 10% per annum. Interest expense for the years ended December 31, 2024 and 2023 totaled $529 and $-0-, respectively, resulting in accrued interest at December 31, 2024 and 2023 of $529 and $-0-, respectively. Principal balance on the note at December 31, 2024 and 2023 was $10,000 and $-0-, respectively.

On June 25, 2024, the Company issued a promissory note in the principal amount of $10,000 to an unaffiliated lender. The Note is due on June 25, 2025 and carries an interest rate of 10% per annum. Interest expense for the years ended December 31, 2024 and 2023 totaled $518 and $-0-, respectively, resulting in accrued interest at December 31, 2024 and 2023 of $518 and $-0-, respectively. Principal balance on the note at December 31, 2024 and 2023 was $10,000 and $-0-, respectively.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On December 18, 2019, the Company issued a convertible promissory note in the original principal amount of $10,000 to a lender. The Note was due on June 18, 2020, is currently in default, and carries an interest rate of 8% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $2.00 per share. The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $4,000, which was amortized over the life of the promissory note. Interest expense for the year ended December 31, 2024 was $800, resulting in accrued interest at December 31, 2024 of $4,031. Interest expense for the year ended December 31, 2023 was $1,100. A correction to prior interest calculations was made at the end of year 2023 reducing interest expense by $1,515, resulting in accrued interest at December 31, 2023 of $3,231.

BIOETHICS, LTD.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

On June 9, 2020, the Company issued a convertible promissory note in the original principal amount of $10,000 to a lender. The Note was due on June 9, 2021, is currently in default, and carries an interest rate of 10% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $2.50 per share. The Company recognized a beneficial conversion feature and recorded a debt discount in the amount of $6,200, which was amortized over the life of the promissory note. At December 31, 2024 and 2023, the unamortized debt discount was $- 0-, and the net convertible note balance was $10,000. The amortization of debt discount was $-0- during the years ended December 31, 2024 and 2023. Interest expense for the years ended December 31, 2024 and 2023 totaled $1,000 and $1,000, resulting in accrued interest at December 31, 2024 and 2023 of $4,561 and $3,561. Principal balance on the note at December 31, 2024 and 2023 was $10,000.

On August 3, 2020, the Company issued a convertible promissory note in the original principal amount of $15,000 to a lender. The Note was due on August 3, 2021, is currently in default, and carries an interest rate of 8% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $7.00 per share. The Company did not recognize a beneficial conversion feature or debt discount as the conversion price was higher than the market price at the time of issuance of the note. Interest expense for the years ended December 31, 2024 and 2023 totaled $1,200 and $1,200, respectively, resulting in accrued interest at December 31, 2024 and 2023 of $5,293 and $4,093. Principal balance on the note at December 31, 2024 and 2023 was $15,000.

On October 8, 2024, the Company issued a convertible promissory note in the original principal amount of $50,000 to a lender. The Note is due on October 16, 2025, one year from the date of receipt of the principal sum, and carries an interest rate of 10% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $0.50 per share. Interest expense for the years ended December 31, 2024 and 2023 totaled $1,041 and $-0-, respectively, resulting in accrued interest at December 31, 2024 and 2023 of $1,041 and $-0-. Principal balance on the note at December 31, 2024 and 2023 was $50,000 and $-0-, respectively.

On December 20, 2024, the Company issued a convertible promissory note in the original principal amount of $25,000 to a lender. The Note is due on December 23, 2025, one year from the date of receipt of the principal sum, and carries an interest rate of 10% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $0.50 per share. Interest expense for the years ended December 31, 2024 and 2023 totaled $55 and $-0-, respectively, resulting in accrued interest at December 31, 2024 and 2023 of $55 and $-0-, respectively. Principal balance on the note at December 31, 2024 and 2023 was $25,000 and $-0-, respectively

NOTE 8 – EQUITY TRANSACTIONS

The Company is authorized to issue 250,000,000 shares of common stock and 25,000,000 shares of Preferred Stock. On July 1, 2024 the Company filed with the State of Nevada for the designation of 6,000,000 shares of Series A Preferred Stock (“Series A”) with a par value of $0.01 per share. Each share of Series A has liquidation priority over any Junior Securities, is convertible into common stock at the option of the holder on a ten-for-one basis and carries no common votes unless and until converted to common stock at which time the converted shares are entitled to vote on any matter submitted to common stockholders. The Series A shares are not entitled to dividends unless and until converted to common stock at which time they would have dividend rights as common stock holders. On July 25, 2024 the Board of Directors voted to issue a total of 620,000 shares of Series A Preferred Stock at $0.10 per share for a total of $62,000. As of September 30, 2024 the Company had received $42,000 of the proceeds and the remaining $20,000 was reflected as a subscription receivable. As of December 31, 2024 $20,000 of the received funds had been refunded, the $20,000 subscription receivable was canceled, and the remaining Series A Preferred Stock had been fully converted into common stock, resulting in 3,335,194 and 1,135,194 shares of common stock issued and outstanding at December 31, 2024 and 2023, respectively, and -0- shares of preferred stock issued and outstanding at December 31, 2024 and 2023.

NOTE 9 – SUBSEQUENT EVENTS

The Agreement with SILQ has expired and has not been extended as of the date of this report.

During the first quarter of 2025 the Company issued four convertible promissory notes in the aggregate original principal amount of $130,000 to four unaffiliated lenders. The Notes are due one year from the date of receipt of the principal sums and carry an interest rate of 10% per annum. The Notes are due and payable in full unless converted partially or in entirety upon the election of the lenders into fully paid and non-assessable shares of common stock of the Company at a conversion rate of $0.25 per share.

During the second quarter of 2025 the Company issued two promissory notes in the aggregate principal amount of $12,000 to two unaffiliated lenders. The Notes are due two years from the date of receipt of the principal sums and carry an interest rate of 10% per annum.

On April 25, 2025 the Company issued 265,000 shares of the Corporation’s common stock as consideration for advice and assistance rendered to the Company since May 2014 in evaluating various business opportunities in the medical device business segment.

